Form 10-Q
period 2016-09-30
LIBBEY INC
filed 2016-11-04
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common Stock, $.01 par value 21,843,762 shares at October 31, 2016.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and all majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,
	2016	2015
Net sales	$196,873	$201,784
Freight billed to customers	703	734
Total revenues	197,576	202,518
Cost of sales	155,694	154,827
Gross profit	41,882	47,691
Selling, general and administrative expenses	28,540	28,101
Income from operations	13,342	19,590
Other income (expense)	248	(396)
Earnings before interest and income taxes	13,590	19,194
Interest expense	5,231	4,701
Income before income taxes	8,359	14,493
Provision (benefit) for income taxes	5,450	(2,226)
Net income	$2,909	$16,719

Net income per share:
Basic	$0.13	$0.77
Diluted	$0.13	$0.75
Dividends declared per share	$0.115	$0.110
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended September 30,
	2016	2015
Net sales	$587,582	$603,200
Freight billed to customers	1,983	2,075
Total revenues	589,565	605,275
Cost of sales	457,298	458,199
Gross profit	132,267	147,076
Selling, general and administrative expenses	93,348	98,890
Income from operations	38,919	48,186
Other income	1,035	1,277
Earnings before interest and income taxes	39,954	49,463
Interest expense	15,629	13,762
Income before income taxes	24,325	35,701
Provision for income taxes	12,003	1,476
Net income	$12,322	$34,225

Net income per share:
Basic	$0.56	$1.57
Diluted	$0.56	$1.54
Dividends declared per share	$0.345	$0.330
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income	$2,909	$16,719	$12,322	$34,225

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	1,063	2,739	5,090	15,160
Change in fair value of derivative instruments, net of tax	501	(3,212)	(1,200)	(2,882)
Foreign currency translation adjustments, net of tax	485	(1,265)	811	(9,574)
Other comprehensive income (loss), net of tax	2,049	(1,738)	4,701	2,704

Comprehensive income	$4,958	$14,981	$17,023	$36,929
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$42,670	$49,044
Accounts receivable — net	98,547	94,379
Inventories — net	191,479	178,027
Prepaid and other current assets	18,653	19,326
Total current assets	351,349	340,776
Pension asset	977	977
Purchased intangible assets — net	15,670	16,364
Goodwill	164,112	164,112
Deferred income taxes	35,397	48,662
Other assets	8,968	9,019
Total other assets	225,124	239,134
Property, plant and equipment — net	257,779	272,534
Total assets	$834,252	$852,444

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$63,191	$71,560
Salaries and wages	26,176	27,266
Accrued liabilities	53,964	45,179
Accrued income taxes	—	4,009
Pension liability (current portion)	2,330	2,297
Non-pension postretirement benefits (current portion)	4,903	4,903
Derivative liability	2,293	4,265
Long-term debt due within one year	5,049	4,747
Total current liabilities	157,906	164,226
Long-term debt	408,784	426,272
Pension liability	34,652	44,274
Non-pension postretirement benefits	55,282	55,282
Deferred income taxes	2,410	2,822
Other long-term liabilities	16,072	11,186
Total liabilities	675,106	704,062

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,843,851 shares issued in 2016 (21,843,851 shares issued in 2015)	218	218
Capital in excess of par value	329,324	330,756
Treasury stock	(8)	(4,448)
Retained deficit	(54,857)	(57,912)
Accumulated other comprehensive loss	(115,531)	(120,232)
Total shareholders’ equity	159,146	148,382
Total liabilities and shareholders’ equity	$834,252	$852,444

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Treasury Stock Amount	Retained Deficit	Accumulated Other Comprehensive Loss (note 9)	Total

Balance December 31, 2015	21,843,851	110,717	$218	$330,756	$(4,448)	$(57,912)	$(120,232)	$148,382

Net income						12,322		12,322
Other comprehensive income							4,701	4,701
Stock compensation expense				3,367				3,367
Income tax effect from share-based compensation arrangements				(396)				(396)
Dividends						(7,551)		(7,551)
Stock withheld for employee taxes				(862)				(862)
Stock issued		(221,536)		(3,541)	6,440	(1,716)		1,183
Purchase of treasury shares		111,292			(2,000)			(2,000)
Balance September 30, 2016	21,843,851	473	$218	$329,324	$(8)	$(54,857)	$(115,531)	$159,146
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net income	$12,322	$34,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,669	31,286
Loss on asset sales and disposals	165	390
Change in accounts receivable	(3,714)	(7,702)
Change in inventories	(12,949)	(31,904)
Change in accounts payable	(6,669)	(8,656)
Accrued interest and amortization of discounts and finance fees	(1,510)	946
Pension & non-pension postretirement benefits, net	(1,653)	1,453
Accrued liabilities & prepaid expenses	15,174	12,800
Income taxes	2,344	(4,925)
Share-based compensation expense	4,334	5,549
Excess tax benefit from share-based compensation arrangements	(366)	—
Other operating activities	(554)	(1,414)
Net cash provided by operating activities	43,593	32,048

Investing activities:
Additions to property, plant and equipment	(23,523)	(41,480)
Proceeds from asset sales and other	—	2
Net cash used in investing activities	(23,523)	(41,478)

Financing activities:
Borrowings on ABL credit facility	6,000	44,500
Repayments on ABL credit facility	(6,000)	(37,500)
Other repayments	(350)	(3,267)
Other borrowings	339	—
Repayments on Term Loan B	(18,300)	(3,300)
Stock options exercised	1,153	3,334
Excess tax benefit from share-based compensation arrangements	366	—
Dividends	(7,551)	(7,197)
Treasury shares purchased	(2,000)	(15,275)
Net cash used in financing activities	(26,343)	(18,705)

Effect of exchange rate fluctuations on cash	(101)	(1,808)
Decrease in cash	(6,374)	(29,943)

Cash & cash equivalents at beginning of period	49,044	60,044
Cash & cash equivalents at end of period	$42,670	$30,101

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$16,927	$12,237
Cash paid during the period for income taxes	$5,576	$3,858

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Stock-based compensation expense	$1,011	$905	$4,334	$5,549

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the three and nine month periods ended September 30, 2016, including the segment data in note 10.

New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue From Contracts With Customers" (ASU 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 which defers the effective date one year from January 1, 2017 to January 1, 2018, but early adoption as of January 1, 2017 is permitted. In March of 2016 the FASB issued ASU 2016-08, "Revenue From Contracts With Customers: Principal vs. Agent Considerations" (ASU 2016-08). ASU 2016-08 provides more detailed guidance to make the principal or agent determination and to determine when revenue should be recorded when a performance obligation is completed. In the second quarter of 2016, three additional revenue recognition amendments, ASU 2016-10, 2016-11 and 2016-12, were issued that become effective upon adoption of the new standard. We do not plan to early adopt and are still assessing the impact that these standards will have on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements-Going Concern" (ASU 2014-15), which establishes management’s responsibility, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 also provides guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This update is effective for the annual reporting period ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We are currently evaluating the impact this guidance will have on our financial disclosures; however, as the guidance only impacts disclosure, the adoption of this guidance is not expected to have any impact on our balance sheet, results of operations or cash flows at December 31, 2016.

In May 2015, the FASB issued Accounting Standards Update 2015-07, "Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)" (ASU 2015-07), which removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by FASB ASC Topic 820, Fair Value Measurement. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. ASU 2015-07 is effective for entities for fiscal years beginning after December 15, 2015 and interim periods within, with retrospective application to all periods presented. Early application is permitted. There is no impact on our 2016 interim financial statements. We are currently assessing the impact that this standard will have on our disclosures in our Consolidated Financial Statements at December 31, 2016.
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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13. "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). This standard introduces a new approach to estimating credit losses on certain types of financial instruments, including trade receivables, and modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim period within those fiscal years, with early application permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2016	December 31, 2015
Accounts receivable:
Trade receivables	$97,057	$91,324
Other receivables	1,490	3,055
Total accounts receivable, less allowances of $6,407 and $7,066	$98,547	$94,379

Inventories:
Finished goods	$173,357	$159,998
Work in process	1,581	1,183
Raw materials	4,585	4,944
Repair parts	10,790	10,763
Operating supplies	1,166	1,139
Total inventories, less loss provisions of $12,860 and $5,313	$191,479	$178,027

Accrued liabilities:
Accrued incentives	$31,470	$21,450
Other accrued liabilities	22,494	23,729
Total accrued liabilities	$53,964	$45,179

The increase in inventory loss provisions at September 30, 2016 is due to our second quarter initiative to optimize our product portfolio to reduce inventory and simplify and improve our operations.

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2016	December 31, 2015
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	415,100	433,400
AICEP Loan	0.00%		January, 2017 to July 30, 2018	3,536	3,451
Total borrowings				418,636	436,851
Less — unamortized discount and finance fees				4,803	5,832
Total borrowings — net				413,833	431,019
Less — long term debt due within one year				5,049	4,747
Total long-term portion of borrowings — net				$408,784	$426,272
________________________
(1) - We have entered into an interest rate swap which effectively fixes a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swap in note 8 for additional details. The Term Loan B floating interest rate was 3.75 percent at September 30, 2016.

At September 30, 2016, the available borrowing base under the ABL Facility was offset by a $0.4 million rent reserve. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit which, when outstanding, are applied against the $100.0 million limit. At September 30, 2016, $7.0 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $92.4 million at September 30, 2016, compared to $91.0 million at December 31, 2015.

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

Our effective tax rate was 49.3 percent for the nine months ended September 30, 2016, compared to 4.1 percent for the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 exceeded the United States statutory rate primarily due to the following key drivers: unrecognized tax benefits of 9.7 percent, other permanent adjustments including such items as nondeductible expenses and U.S. Subpart F income of 9.0 percent, a valuation allowance on deferred tax assets in the Netherlands of 7.7 percent, and foreign withholding taxes of 4.4 percent, all partially offset by the impact of foreign exchange of (15.4) percent. Our effective tax rate for the nine months ended September 30, 2015 was substantially below the United States statutory rate primarily due to the following key drivers: impact of foreign exchange of (21.0) percent, valuation allowances on deferred tax assets in the United States and Netherlands of (12.5) percent, and non-U.S. income tax rate differential of (7.7) percent, all partially offset by other permanent adjustments including such items as nondeductible expenses and U.S. Subpart F income of 7.8 percent and foreign withholding taxes of 7.7 percent.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, one of our Mexican subsidiaries received a tax assessment from the Mexican tax authority (SAT) related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican Pesos, which was equivalent to approximately $157 million US dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$929	$1,091	$313	$741	$1,242	$1,832
Interest cost	3,740	3,678	663	1,085	4,403	4,763
Expected return on plan assets	(5,757)	(5,666)	—	(608)	(5,757)	(6,274)
Amortization of unrecognized:
Prior service cost	65	104	(53)	(62)	12	42
Actuarial loss	1,068	1,823	412	400	1,480	2,223
Pension expense	$45	$1,030	$1,335	$1,556	$1,380	$2,586

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$2,788	$3,274	$948	$2,251	$3,736	$5,525
Interest cost	11,222	11,036	2,005	3,295	13,227	14,331
Expected return on plan assets	(17,272)	(16,996)	—	(1,844)	(17,272)	(18,840)
Amortization of unrecognized:
Prior service cost	197	313	(160)	(187)	37	126
Actuarial loss	3,204	5,468	817	1,215	4,021	6,683
Settlement charge	42	—	170	—	212	—
Pension expense	$181	$3,095	$3,780	$4,730	$3,961	$7,825

We have contributed $0.7 million and $3.1 million of cash into our pension plans for the three months and nine months ended September 30, 2016. Pension contributions for the remainder of 2016 are estimated to be $1.2 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$200	$214	$—	$—	$200	$214
Interest cost	652	634	11	10	663	644
Amortization of unrecognized:
Prior service cost	35	35	—	—	35	35
Actuarial loss / (gain)	21	148	(10)	(19)	11	129
Non-pension postretirement benefit expense	$908	$1,031	$1	$(9)	$909	$1,022

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Service cost	$598	$641	$1	$1	$599	$642
Interest cost	1,956	1,903	35	39	1,991	1,942
Amortization of unrecognized:
Prior service cost	105	105	—	—	105	105
Actuarial loss / (gain)	61	444	(32)	(43)	29	401
Non-pension postretirement benefit expense	$2,720	$3,093	$4	$(3)	$2,724	$3,090

Our 2016 estimate of non-pension cash payments is $4.0 million, and we have paid $0.9 million and $2.7 million for the three months and nine months ended September 30, 2016.

7.	Net Income per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2016	2015	2016	2015
Numerator for earnings per share:
Net income that is available to common shareholders	$2,909	$16,719	$12,322	$34,225

Denominator for basic earnings per share:
Weighted average shares outstanding	21,894,017	21,796,172	21,869,922	21,816,323

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	177,176	402,536	156,304	452,161
Adjusted weighted average shares and assumed conversions	22,071,193	22,198,708	22,026,226	22,268,484

Basic earnings per share	$0.13	$0.77	$0.56	$1.57

Diluted earnings per share	$0.13	$0.75	$0.56	$1.54

Shares excluded from diluted earnings per share due to:
Inclusion would have been anti-dilutive (excluded from calculation)	605,032	127,258	619,058	97,951

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
Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	September 30, 2016		December 31, 2015
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$60	Prepaid and other current assets	$—
Total designated		60		—
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Prepaid and other current assets	75	Prepaid and other current assets	—
Currency contracts	Prepaid and other current assets	—	Prepaid and other current assets	245
Total undesignated		75		245
Total		$135		$245

	Liability Derivatives:
(dollars in thousands)	September 30, 2016		December 31, 2015
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$—	Derivative liability - current	$1,069
Natural gas contracts	Other long-term liabilities	8	Other long-term liabilities	34
Interest rate contract	Derivative liability - current	2,257	Derivative liability - current	2,132
Interest rate contract	Other long-term liabilities	3,159	Other long-term liabilities	246
Total designated		5,424		3,481
Derivatives not designated as hedging instruments under FASB ASC 815:
Currency contracts	Derivative liability - current	36	Derivative liability - current	—
Natural gas contracts	Derivative liability - current	—	Derivative liability - current	1,064
Natural gas contracts	Other long-term liabilities	24	Other long-term liabilities	35
Total undesignated		60		1,099
Total		$5,484		$4,580

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of September 30, 2016, we had commodity contracts for 2,510,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2015, we had commodity contracts for 3,000,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at September 30, 2016. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

Since October 1, 2014, our derivatives for natural gas in Mexico have not been designated as cash flow hedges. All mark-to-market changes on these derivatives are being reflected in other income (expense). We recognized an immaterial gain and a loss of $(0.2) million in other income (expense) in the three months ended September 30, 2016 and 2015, respectively, and a gain (loss) of $1.2 million and $(0.5) million in other income (expense) in the nine months ended September 30, 2016 and 2015, respectively, related to the natural gas contracts where hedge accounting was not elected. Mexico natural gas contracts de-designated in the fourth quarter of 2014 were primarily all utilized by December 31, 2015.

We paid additional cash related to natural gas derivative settlements of $0.1 million and $1.0 million in the three months ended September 30, 2016 and 2015, respectively, and $2.3 million and $3.2 million in the nine months ended September 30, 2016 and 2015, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated gains for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a $0.1 million gain in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our natural gas contracts:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(35)	$(489)	$59	$(1,265)
Total	$(35)	$(489)	$59	$(1,265)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations from our natural gas contracts:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2016	2015	2016	2015
Derivative:	Location:
Natural gas contracts	Cost of sales	$(41)	$(448)	$(1,096)	$(1,468)
Total impact on net income (loss)		$(41)	$(448)	$(1,096)	$(1,468)

The ineffective portion of derivative gain (loss) related to the de-designated Mexico contracts reclassified from accumulated other comprehensive loss to cost of sales in the Condensed Consolidated Statements of Operations was immaterial for the three and nine months ended September 30, 2015.

The following table provides a summary of the gain (loss) recognized in other income (expense) in the Condensed Consolidated Statements of Operations from our natural gas contracts:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015
De-designated contracts	$—	$180	$—	$584
Contracts where hedge accounting was not elected	11	(222)	1,150	(459)
Total	$11	$(42)	$1,150	$125

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

Our interest rate swap qualifies and is designated as a cash flow hedge at September 30, 2016 and accounted for under FASB ASC 815 "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting would be discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $2.3 million of additional interest expense in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our interest rate swap:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Derivatives in Cash Flow Hedging relationships:
Interest rate swap	$6	$(3,211)	$(4,816)	$(3,222)
Total	$6	$(3,211)	$(4,816)	$(3,222)

The following table provides a summary of the effective portion of derivative gain (loss) reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Operations from our interest rate swap:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2016	2015	2016	2015
Derivative:	Location:
Interest rate swap	Interest expense	$(767)	$—	$(1,778)	$—
Total impact on net income (loss)		$(767)	$—	$(1,778)	$—

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar and is primarily associated with our Canadian dollar denominated accounts receivable. From time to time, we enter into a series of foreign currency contracts to sell Canadian dollars. At September 30, 2016 and December 31, 2015, we had C$3.9 million and C$6.2 million in foreign currency contracts, respectively. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on currency derivatives that were not designated as hedging instruments are recorded in other income (expense) as follows:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2016	2015	2016	2015
Derivative:	Location:
Currency contracts	Other income (expense)	$106	$135	$(281)	$(152)
Total		$106	$135	$(281)	$(152)

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, interest rate swap and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of September 30, 2016, by Standard and Poor’s.

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended September 30, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance June 30, 2016	$(22,587)	$(3,561)	$(91,432)	$(117,580)

Other comprehensive income (loss)	407	(29)	—	378
Currency impact	—	—	(31)	(31)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,491	1,491
Amortization of prior service cost (1)	—	—	47	47
Cost of sales	—	41	—	41
Interest expense	—	767	—	767
Current-period other comprehensive income (loss)	407	779	1,507	2,693
Tax effect	78	(278)	(444)	(644)
Balance on September 30, 2016	$(22,102)	$(3,060)	$(90,369)	$(115,531)

Nine months ended September 30, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2015	$(22,913)	$(1,860)	$(95,459)	$(120,232)

Other comprehensive income (loss)	459	(4,757)	2,755	(1,543)
Currency impact	—	—	481	481

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	4,050	4,050
Amortization of prior service cost (1)	—	—	142	142
Cost of sales	—	1,096	—	1,096
Interest expense	—	1,778	—	1,778
Current-period other comprehensive income (loss)	459	(1,883)	7,428	6,004
Tax effect	352	683	(2,338)	(1,303)
Balance on September 30, 2016	$(22,102)	$(3,060)	$(90,369)	$(115,531)

Three months ended September 30, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on June 30, 2015	$(17,471)	$(295)	$(116,239)	$(134,005)

Other comprehensive income (loss)	(1,265)	(3,700)	—	(4,965)
Currency impact	—	—	709	709

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,352	2,352
Amortization of prior service cost (1)	—	—	77	77
Cost of sales	—	507	—	507
Current-period other comprehensive income (loss)	(1,265)	(3,193)	3,138	(1,320)
Tax effect	—	(19)	(399)	(418)
Balance on September 30, 2015	$(18,736)	$(3,507)	$(113,500)	$(135,743)

Nine months ended September 30, 2015 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2014	$(9,162)	$(625)	$(128,660)	$(138,447)

Other comprehensive income (loss)	(9,574)	(4,487)	5,394	(8,667)
Currency impact	—	—	3,122	3,122

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	7,084	7,084
Amortization of prior service cost (1)	—	—	231	231
Cost of sales	—	1,666	—	1,666
Current-period other comprehensive income (loss)	(9,574)	(2,821)	15,831	3,436
Tax effect	—	(61)	(671)	(732)
Balance on September 30, 2015	$(18,736)	$(3,507)	$(113,500)	$(135,743)
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net Sales:
U.S. & Canada	$119,345	$120,600	$358,613	$357,954
Latin America	40,149	42,372	114,988	126,838
EMEA	30,147	30,572	88,043	91,207
Other	7,232	8,240	25,938	27,201
Consolidated	$196,873	$201,784	$587,582	$603,200

Segment EBIT:
U.S. & Canada	$19,501	$20,842	$57,740	$57,017
Latin America	1,944	6,280	14,084	18,371
EMEA	(660)	254	(1,702)	1,274
Other	(379)	905	898	3,851
Total Segment EBIT	$20,406	$28,281	$71,020	$80,513

Reconciliation of Segment EBIT to Net Income:
Segment EBIT	$20,406	$28,281	$71,020	$80,513
Retained corporate costs	(6,925)	(7,969)	(20,699)	(26,626)
Pension settlement	—	—	(212)	—
Environmental obligation (note 13)	—	100	—	(123)
Reorganization charges (1)	—	(1,176)	—	(4,191)
Derivatives (2)	11	(42)	1,150	125
Product portfolio optimization (3)	—	—	(6,784)	—
Executive terminations	98	—	(4,521)	(235)
Interest expense	(5,231)	(4,701)	(15,629)	(13,762)
(Provision) benefit for income taxes	(5,450)	2,226	(12,003)	(1,476)
Net income	$2,909	$16,719	$12,322	$34,225

Depreciation & Amortization:
U.S. & Canada	$2,883	$3,010	$9,718	$8,789
Latin America	4,667	3,662	13,725	10,377
EMEA	1,885	2,131	7,660	6,445
Other	1,325	1,462	4,162	4,434
Corporate	474	368	1,404	1,241
Consolidated	$11,234	$10,633	$36,669	$31,286

Capital Expenditures:
U.S. & Canada	$3,037	$2,666	$9,030	$23,434
Latin America	2,041	3,160	5,717	11,170
EMEA	1,549	1,726	4,656	4,501
Other	939	451	2,529	991
Corporate	446	241	1,591	1,384
Consolidated	$8,012	$8,244	$23,523	$41,480
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

FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$103	$—	$103	$—	$(2,202)	$—	$(2,202)
Currency contracts	—	(36)	—	(36)	—	245	—	245
Interest rate swap	—	(5,416)	—	(5,416)	—	(2,378)	—	(2,378)
Net derivative asset (liability)	$—	$(5,349)	$—	$(5,349)	$—	$(4,335)	$—	$(4,335)

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

The total derivative position is recorded on the Condensed Consolidated Balance Sheets as follows:

Asset / (Liability) (dollars in thousands)	September 30, 2016	December 31, 2015
Prepaid and other current assets	$135	$245
Derivative liability	(2,293)	(4,265)
Other long-term liabilities	(3,191)	(315)
Net derivative asset (liability)	$(5,349)	$(4,335)

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		September 30, 2016		December 31, 2015
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$415,100	$416,138	$433,400	$425,815

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues. The fair value of our other immaterial debt approximates carrying value at September 30, 2016 and December 31, 2015. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

12.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Gain (loss) on currency transactions	$348	$(55)	$(376)	$1,407
Hedge ineffectiveness	11	(42)	1,150	125
Other non-operating income (expense)	(111)	(299)	261	(255)
Other income (expense)	$248	$(396)	$1,035	$1,277

13.	Contingencies

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

In connection with the above proceedings, an estimated environmental liability of $0.9 million and $1.1 million has been recorded in other long term liabilities and a recoverable amount of $0.5 million and $0.6 million has been recorded in other long term assets in the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively. Income of $0.1 million and expense of $0.1 million has been recorded in cost of sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to note 5, Income Taxes, for a detailed discussion on tax contingencies.

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

Overview

During the third quarter of 2016, we continued to operate in a competitive environment, with slow economic growth and a strengthening U.S. dollar. As a result of the continued weak economic conditions within some of our segments, the competitive environment remains challenging. The pressures on retailers, restaurants and consumer durable goods companies experienced in 2015 around the globe continued through the first nine months of 2016 and are expected to extend into the fourth quarter of 2016.

The U.S. economy remains tepid; we observed the ninth consecutive quarter of decline in U.S. foodservice traffic, as reported by third party research firms Knapp-Track and Blackbox. Many brick and mortar retail stores continue to report lower sales or marginal sales gains year-over-year in their latest quarter. The Latin American economy experienced little to no growth during the first nine months of 2016 due to the effects of declining oil prices, strengthening of the U.S. dollar and reductions in governmental spending in Brazil, Colombia and Mexico. The Mexican economy continues to advance at a slow pace following the decline in oil prices and volatility in the peso exchange rate that has been negatively impacted by the uncertainty of the upcoming U.S. presidential election in November 2016 and with the United Kingdom's election to withdraw from the European Union in a national referendum in June 2016 (Brexit). The European economy continues to experience slow growth, high unemployment and dynamic competition. China's competitive environment continues to be challenging and the economic growth rates remain low, similar to those in 2015.

In the third quarter of 2016, our net sales of $196.9 million were 2.4 percent lower than the prior year quarter, or 0.5 percent lower on a constant currency basis, as all segments experienced a decrease in net sales. Net sales were negatively impacted by a number of factors, including unfavorable product mix, foreign currency, increased competition and unfavorable macro-economic and geopolitical environments. For the 14th consecutive quarter, our foodservice channel experienced unit volume growth in the third quarter of 2016, despite U.S. restaurant traffic trends pronounced decline year-over-year for the ninth consecutive quarter. NPD Group continues to report downward trends for U.S. retail point-of-sale data for the glass beverageware category. Management expects the trends experienced in the U.S. foodservice and retail distribution channels to continue in the fourth quarter of 2016. The business-to-business channel is impacted by the general economic trends in each region and is dependent on customer demands.

In early October 2016, we experienced a two week work stoppage at our Toledo manufacturing facility. During this time we were operating the plant, but at a lower capacity utilization. We have estimated the lower production volume impact, shipping costs and other direct expenses associated with the Toledo work stoppage to be $3.5 million to $4.5 million in the fourth quarter of 2016. At this time, management is working through our order backlog and it is too early to determine the potential impact of any lost revenues.

We remain focused on our goals of strengthening relationships with customers, improving capabilities in product innovation, and simplifying our business to operate more efficiently. During the second quarter, we undertook an initiative to optimize our product portfolio and, among other actions, we reduced our number of SKUs by 20 percent. Correspondingly, our product portfolio optimization initiative resulted in a quarter pretax charge of $6.8 million, or $4.9 million on an after tax basis, in the second quarter of 2016.

In the third quarter of 2016, our balanced capital allocation activities included an $0.115 per share dividend, an optional Term Loan B payment of $5.0 million, and reinvestment in the business. Although no shares were repurchased in the third quarter of 2016, we have repurchased 111,292 shares for $2.0 million in the first nine months of 2016. In addition, we have made optional Term Loan B payments of $15.0 million for the nine months ended September 30, 2016. We will continue to take a balanced approach to our capital allocation for the fourth quarter of 2016 and expect to return 50 percent of our Free Cash Flow to shareholders during the period 2015 to 2017.

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

Other—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except percentages and per-share amounts)	2016	2015	2016	2015
Net sales	$196,873	$201,784	$587,582	$603,200
Gross profit (1)	$41,882	$47,691	$132,267	$147,076
Gross profit margin	21.3%	23.6%	22.5%	24.4%
Income from operations (IFO) (1)(2)	$13,342	$19,590	$38,919	$48,186
IFO margin	6.8%	9.7%	6.6%	8.0%
Net income (1)(2)(3)	$2,909	$16,719	$12,322	$34,225
Net income margin	1.5%	8.3%	2.1%	5.7%
Diluted net income per share	$0.13	$0.75	$0.56	$1.54
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)(4)	$24,715	$30,945	$86,990	$85,173
Adjusted EBITDA margin	12.6%	15.3%	14.8%	14.1%
____________________________________

(1)
The nine month period ended September 30, 2016 includes $6.8 million in product portfolio optimization charges and $0.2 million in pension settlement charges. The three and nine month periods ended September 30, 2015 include income of $0.1 million and expense of $0.1 million, respectively, for our assessment of an environmental obligation related to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(2)
In addition to item (1) above, the three and nine month periods ended September 30, 2016 include income of $0.1 million and expense of $4.5 million, respectively, related to executive terminations; and the nine month period ended September 30, 2016 includes $0.1 million in pension settlement charges. The three and nine month periods ended September 30, 2015 include $1.2 million and $4.2 million, respectively, of reorganization charges to support our growth strategy; and the nine month period ended September 30, 2015 includes $0.2 million for a non-cash executive termination charge.

(3)	In addition to item (2) above, the nine month periods ended September 30, 2016 and 2015 include income of $1.2 million and $0.1 million, respectively, related to derivatives.

(4)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income to Adjusted EBITDA, see the "Adjusted EBITDA" section below in the Discussion of Third Quarter 2016 Compared to Third Quarter 2015 and the Discussion of First Nine Months 2016 Compared to First Nine Months 2015 and the reasons we believe these non-GAAP financial measures are useful.

Discussion of Third Quarter 2016 Compared to Third Quarter 2015
Net Sales
For the quarter ended September 30, 2016, net sales decreased 2.4 percent to $196.9 million, compared to $201.8 million in the year-ago quarter. When adjusted to exclude the currency impact, net sales decreased by 0.5 percent. All segments experienced reductions in net sales, with the largest impacts occurring in Latin America of $2.2 million and U.S. & Canada of $1.3 million.

	Three months ended September 30,		Increase/(Decrease)
(dollars in thousands)	2016	2015	$ Change	% Change
U.S. & Canada	$119,345	$120,600	$(1,255)	(1.0)%
Latin America	40,149	42,372	(2,223)	(5.2)%
EMEA	30,147	30,572	(425)	(1.4)%
Other	7,232	8,240	(1,008)	(12.2)%
Consolidated	$196,873	$201,784	$(4,911)	(2.4)%

Net Sales — U.S. & Canada

Net sales in U.S. & Canada were $119.3 million, compared to $120.6 million in the third quarter of 2015, a decrease of 1.0 percent. Net sales in the retail channel decreased 7.7 percent, or $2.9 million, primarily due to lower volume and an unfavorable mix. Foodservice sales were also slightly lower than prior year decreasing 1.5 percent, or $0.9 million, due to an unfavorable mix of product sold. Although we experienced a decline in foodservice net sales, the number of pieces sold increased year-over-year for the 14th consecutive quarter, despite the continuing decline in U.S. restaurant traffic. Partially offsetting these declines was a 12.1 percent, or $2.6 million, increase in business-to-business net sales primarily driven by higher unit sales.

Net Sales — Latin America

Net sales in Latin America in the third quarter of 2016 were $40.1 million, compared to $42.4 million in the third quarter of 2015, a decrease of 5.2 percent (an increase of 3.1 percent excluding currency fluctuation). Net sales in our business-to-business channel decreased 15.7 percent, or $3.7 million, driven by the unfavorable currency impact and lower unit sales. Partially offsetting this was an increase in our retail channel of 11.1 percent, or $1.7 million. On a constant currency basis, our retail channel increased by 22.5 percent, primarily as a result of increased volume.

Net Sales — EMEA

Net sales in EMEA in the third quarter of 2016 were $30.1 million, compared to $30.6 million in the third quarter of 2015, a decrease of 1.4 percent (a decrease of 1.6 percent excluding currency fluctuation). The net sales decrease was due to lower volume in the business-to-business channel, resulting from the negative impacts of the macro economy and increased competition. Partially offsetting the decline was a volume increase in the retail channel.

Gross Profit

Gross profit decreased to $41.9 million in the third quarter of 2016, compared to $47.7 million in the prior-year quarter. Gross profit as a percentage of net sales decreased to 21.3 percent in the third quarter of 2016, compared to 23.6 percent in the prior-year period. The primary drivers of the $5.8 million decrease in gross profit were unfavorable manufacturing activity of $2.7 million, unfavorable net sales impact of $2.2 million, a negative currency impact of $1.4 million primarily related to the Mexican peso, and additional depreciation expense of $0.6 million driven by increased capital investments in prior years, including investment in our new ClearFire® technology. These unfavorable items were partially offset by favorable input costs of $1.0 million mainly related to natural gas pricing. Manufacturing activity includes the impact of fluctuating production activities and associated manufacturing costs, including warehousing costs, freight, and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income From Operations

Income from operations for the quarter ended September 30, 2016 decreased $6.2 million, to $13.3 million, compared to $19.6 million in the prior year quarter. Income from operations as a percentage of net sales was 6.8 percent for the quarter ended September 30, 2016, compared to 9.7 percent in the prior-year quarter. The decrease in income from operations is the result of the decrease in gross profit of $5.8 million (discussed above), as well as an increase in selling, general and administrative expenses of $0.4 million. The increase in selling, general and administrative expense reflects higher labor and benefit costs of $1.8 million and increased legal and professional fees of $0.7 million. Partially offsetting these were the 2015 reorganization expenses of $1.2 million that did not repeat in 2016, lower marketing costs of $0.5 million, and a favorable currency impact of $0.5 million driven primarily by the Mexican peso.

Net Income and Diluted Net Income Per Share

We recorded net income of $2.9 million, or $0.13 per diluted share, in the third quarter of 2016, compared to net income of $16.7 million, or $0.75 per diluted share, in the year-ago quarter. Net income as a percentage of net sales was 1.5 percent in the third quarter of 2016, compared to 8.3 percent in the year-ago quarter. The decrease in net income and diluted net income per share is due to the factors discussed in Income From Operations above, a $7.7 million increase in our provision for income taxes and a $0.5 million increase in interest expense, all partially offset by a $0.6 million favorable change in other income (expense). The higher interest expense is primarily a result of the interest rate swap becoming effective in January 2016. The effective tax rate was 65.2 percent for the third quarter of 2016, compared to (15.4) percent in the year-ago period. The change in the effective tax rate was driven by a valuation allowance in the United States in 2015, which resulted in pre-tax income that generated very little tax expense, and for 2016, a reserve for uncertain tax positions, an unbenefited pre-tax loss in the Netherlands due to a valuation allowance, and a smaller proportion of pre-tax income in lower tax rate jurisdictions. Other less material factors were foreign withholding tax and non-taxable foreign translation gains. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for further details on the effective tax rate.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

	Three months ended September 30,
(dollars in thousands)	2016	2015
U.S. & Canada	$19,501	$20,842
Latin America	$1,944	$6,280
EMEA	$(660)	$254
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

Segment EBIT — U.S. & Canada

Segment EBIT was $19.5 million in the third quarter of 2016, compared to $20.8 million in the third quarter of 2015, a decrease of 6.4 percent. Segment EBIT as a percentage of net sales for U.S. & Canada was 16.3 percent in the third quarter of 2016, compared to 17.3 percent in the third quarter of 2015. The $1.3 million decrease in Segment EBIT was driven by higher incentive compensation of $1.8 million, unfavorable manufacturing activity of $1.0 million, and an unfavorable sales impact of $0.9 million. Partially offsetting these unfavorable items were lower pension and healthcare costs of $2.2 million and favorable input costs of $0.4 million mainly related to natural gas pricing.

Segment EBIT — Latin America

Segment EBIT decreased to $1.9 million in the third quarter of 2016, compared to $6.3 million in the third quarter of 2015. Segment EBIT as a percentage of net sales for Latin America decreased to 4.8 percent in the third quarter of 2016, compared to 14.8 percent in the prior-year period. The primary drivers of the $4.3 million decrease were an unfavorable inventory reserve impact of $1.1 million, additional depreciation expense of $1.0 million driven by increased capital investments in prior years and adjusting asset lives on furnaces that are being shut down, additional legal and professional fees of $0.9 million, an unfavorable sales impact of $0.8 million, and an unfavorable currency impact of $0.5 million.

Segment EBIT — EMEA

Segment EBIT was a loss of $(0.7) million in the third quarter of 2016, compared to income of $0.3 million in the third quarter of 2015. Segment EBIT as a percentage of net sales for EMEA was (2.2) percent in the third quarter of 2016, compared to

0.8 percent in the prior-year period. The primary driver of the $0.9 million decrease in Segment EBIT was reduced manufacturing activity of $1.4 million, partially offset by favorable input costs of $0.4 million, primarily related to natural gas.

Adjusted EBITDA

Adjusted EBITDA decreased by $6.2 million in the third quarter of 2016, to $24.7 million, compared to $30.9 million in the third quarter of 2015. As a percentage of net sales, Adjusted EBITDA was 12.6 percent for the third quarter of 2016, compared to 15.3 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Discussion of Third Quarter 2016 Compared to Third Quarter 2015 and the elimination of the special items noted below in the reconciliation of net income to Adjusted EBITDA.

	Three months ended September 30,
(dollars in thousands)	2016	2015
Net income	$2,909	$16,719
Add:
Interest expense	5,231	4,701
Provision (benefit) for income taxes	5,450	(2,226)
Depreciation and amortization	11,234	10,633
Add: Special items before interest and taxes:
Environmental obligation (see note 13) (1)	—	(100)
Reorganization charges (2)	—	1,176
Executive terminations	(98)	—
Derivatives (3)	(11)	42
Adjusted EBITDA	$24,715	$30,945
__________________________________

(1)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(2)	Management reorganization to support our growth strategy.

(3)
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
We define Adjusted EBITDA as net income plus interest expense, provision for income taxes, depreciation and amortization, and special items that Libbey believes are not reflective of our core operating performance. The most directly comparable U.S. GAAP financial measure is net income.
We present Adjusted EBITDA because we believe it is used by analysts, investors and other interested parties in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core business operating results. Adjusted EBITDA also allows for a measure of comparability to other companies with different capital and legal structures, which accordingly may be subject to different interest rates and effective tax rates, and to companies that may incur different depreciation and amortization expenses or impairment charges. In addition, we use Adjusted EBITDA internally to measure profitability.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our Trade Working Capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements of capital expenditures or contractual commitments;

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

We translate revenue and expense accounts in our non-U.S. operations at current average exchange rates during the year. References to "constant currency," "excluding currency impact" and "adjusted for currency" are considered non-GAAP measures. Constant currency references regarding net sales reflect a simple mathematical translation of local currency results using the comparable prior period’s currency conversion rate. Constant currency references regarding Segment EBIT, Adjusted EBITDA and Adjusted EBITDA Margin comprise a simple mathematical translation of local currency results using the comparable prior period's currency conversion rate plus the transactional impact of changes in exchange rates from revenues, expenses and assets and liabilities that are denominated in a currency other than the functional currency. We believe this non-GAAP constant currency information provides valuable supplemental information regarding our core operating results, better identifies operating trends that may otherwise by masked or distorted by exchange rate changes and provides a higher degree of transparency of information used by management in its evaluation of our ongoing operations. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP. Our currency market risks include currency fluctuations relative to the U.S. dollar, Canadian dollar, Mexican peso, Euro and RMB.

Discussion of First Nine Months 2016 Compared to First Nine Months 2015

Net Sales

For the nine months ended September 30, 2016, net sales decreased 2.6 percent to $587.6 million, compared to $603.2 million in the year-ago period. When adjusted for the impact of currency, net sales decreased by 0.2 percent. The decrease in net sales was attributable to decreased sales of $16.3 million in the Latin America and EMEA segments and in Other, partially offset by a $0.7 million increase in net sales in U.S. & Canada.

	Nine months ended September 30,		Increase/(Decrease)
(dollars in thousands)	2016	2015	$ Change	% Change
U.S. & Canada	$358,613	$357,954	$659	0.2%
Latin America	114,988	126,838	(11,850)	(9.3)%
EMEA	88,043	91,207	(3,164)	(3.5)%
Other	25,938	27,201	(1,263)	(4.6)%
Consolidated	$587,582	$603,200	$(15,618)	(2.6)%

Net Sales — U.S. & Canada

Net sales in the U.S. & Canada were $358.6 million in the first nine months of 2016, compared to $358.0 million in the first nine months of 2015, an increase of 0.2 percent. The primary contributors were an increase in net sales of 3.7 percent, or $7.1 million, in our foodservice channel, despite continued declines in U.S. restaurant traffic, and an increase of 1.5 percent, or $1.0 million, in our business-to-business channel, both due to stronger volume compared to the prior year period. Partially offsetting these was a decrease of 7.2 percent, or $7.4 million, in our retail channel resulting primarily from lower volumes.

Net Sales — Latin America

Net sales in Latin America were $115.0 million in the first nine months of 2016, compared to $126.8 million in the first nine months of 2015, a decrease of 9.3 percent (an increase of 0.6 percent excluding the impact of currency). The net sales decrease was principally due to the devaluation of the peso across all channels. On a constant currency basis the increase in net sales was due to strength in the retail channel of 13.0 percent, or $6.8 million, that more than offset a 9.5 percent, or $6.0 million, decrease in net sales in the business-to-business channel.

Net Sales — EMEA

Net sales in EMEA were $88.0 million in the first nine months of 2016, compared to $91.2 million in the first nine months of 2015, a decrease of 3.5 percent (a decrease of 3.6 percent excluding currency fluctuation). The decrease in net sales resulted from less volume in the business-to-business channel due to the negative impacts of the macro economy and increased competition.

Gross Profit

Gross profit decreased to $132.3 million in the first nine months of 2016, compared to $147.1 million in the prior year period. Gross profit as a percentage of net sales decreased to 22.5 percent in the nine months ended September 30, 2016, compared to 24.4 percent in the prior-year period. Contributing to the $14.8 million decrease in gross profit were lower manufacturing activity of $8.0 million, the charge related to our product portfolio optimization initiative of $6.8 million, additional depreciation expense of $5.5 million driven by increased capital investments in prior years, including investment in our new ClearFire® technology, and adjusting asset lives on furnaces that are being shut down, an unfavorable currency impact of $3.7 million, and other unfavorable inventory reserve adjustments of $0.9 million. Partially offsetting these unfavorable items were lower input costs of $4.1 million mainly related to natural gas pricing, a favorable sales impact of $3.7 million, and lower benefit costs of $2.3 million.

Income From Operations

Income from operations for the nine months ended September 30, 2016 decreased $9.3 million, to $38.9 million, compared to $48.2 million in the prior-year period. Income from operations as a percentage of net sales was 6.6 percent for the nine months ended September 30, 2016, compared to 8.0 percent in the prior-year period. The decrease in income from operations is attributable to the decrease in gross profit of $14.8 million (discussed above) and the change of $4.3 million in executive termination costs. Partially offsetting these decreases were the 2015 reorganization expenses of $4.2 million that did not repeat in 2016, and further reductions in selling, general and administrative costs of $3.9 million, which excludes a $1.8 million favorable currency impact. The $3.9 million reduction was driven by lower marketing costs of $2.2 million, lower research and development expenses of $0.7 million, reduced travel expenses of $0.6 million, and a reduction in benefit related expenses of $0.5 million.

Net Income and Diluted Net Income Per Share

We recorded net income of $12.3 million, or $0.56 per diluted share, in the first nine months of 2016, compared to net income of $34.2 million, or $1.54 per diluted share, in the year-ago period. Net income as a percentage of net sales was 2.1 percent in the first nine months of 2016, compared to 5.7 percent in the first nine months of 2015. The decrease in net income and diluted net income per share is generally due to the factors discussed in Income From Operations above, as well as the $10.5 million increase in the provision for income taxes and the $1.9 million increase in interest expense. The higher interest expense is primarily a result of the interest rate swap becoming effective in January 2016. The effective tax rate was 49.3 percent for the first nine months of 2016, compared to 4.1 percent in the year-ago period. The change in the effective tax rate was driven by a valuation allowance in the United States in 2015, which resulted in pre-tax income that generated very little tax expense, and for 2016, a reserve for uncertain tax positions, an unbenefited pre-tax loss in the Netherlands due to a valuation allowance, and a smaller proportion of pre-tax income in lower tax rate jurisdictions. Other less material factors were foreign withholding tax and non-taxable foreign translation gains. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for further details on the effective tax rate.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

	Nine months ended September 30,
(dollars in thousands)	2016	2015
U.S. & Canada	$57,740	$57,017
Latin America	$14,084	$18,371
EMEA	$(1,702)	$1,274
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

Segment EBIT — U.S. & Canada

Segment EBIT increased to $57.7 million in the first nine months of 2016, compared to $57.0 million in the first nine months of 2015. Segment EBIT as a percentage of net sales increased to 16.1 percent for the nine months ended September 30, 2016, compared to 15.9 percent in the prior-year nine months period. The primary drivers of the $0.7 million Segment EBIT increase were increased sales of $6.7 million, lower pension and healthcare costs of $5.2 million, and favorable input costs of $1.2 million mainly related to natural gas pricing. Partially offsetting these favorable items were unfavorable manufacturing activity of $8.2 million, additional incentive compensation of $1.8 million, additional depreciation expense of $0.9 million driven by increased capital investments in prior years, including investment in our new ClearFire® technology, unfavorable transactional currency of $0.7 million, and additional selling, general and administrative labor costs of $0.7 million.

Segment EBIT — Latin America

Segment EBIT decreased to $14.1 million in the first nine months of 2016, compared to $18.4 million in the prior year period. Segment EBIT as a percentage of net sales decreased to 12.2 percent for the nine months ended September 30, 2016, compared to 14.5 percent in the prior-year nine month period. The primary drivers of the $4.3 million decrease in the first nine months of 2016 in comparison to the prior year period include additional depreciation of $3.3 million driven by increased capital investments in prior years and adjusting asset lives on furnaces that are being shut down, negative currency impact of $3.2 million, an unfavorable sales impact of $2.3 million, additional inventory reserve of $1.5 million, the recovery of payroll taxes in 2015 of $0.7 million that are not repeating in 2016, increased legal and professional fees of $0.6 million, and higher pension expense of $0.5 million. These decreases were offset by favorable manufacturing activity of $6.7 million and favorable input costs of $1.2 million primarily on natural gas pricing.

Segment EBIT — EMEA

Segment EBIT decreased to a loss of $(1.7) million for the first nine months of 2016, compared to income of $1.3 million in the prior-year period. Segment EBIT as a percentage of net sales for EMEA decreased to (1.9) percent for the first nine months of 2016, compared to 1.4 percent in the prior-year period. The primary drivers of the $3.0 million decrease in Segment EBIT were unfavorable manufacturing activity of $3.7 million, additional depreciation expense of $1.2 million, and higher pension and incentive compensation expenses of $0.8 million. Partially offsetting these decreases were the favorable impact from the lower input costs of $1.2 million primarily related to natural gas, favorable sales impact of $0.9 million and a reduction of $0.5 million in selling, general and administrative labor costs.

Adjusted EBITDA

Adjusted EBITDA increased by $1.8 million in the first nine months of 2016, to $87.0 million, compared to $85.2 million in the first nine months of 2015. As a percentage of net sales, Adjusted EBITDA was 14.8 percent for the first nine months of 2016, compared to 14.1 percent in the year ago period. The key contributors to the increase in Adjusted EBITDA were those factors discussed above under Discussion of First Nine Months 2016 Compared to First Nine Months 2015 and the elimination of the special items noted below in the reconciliation of net income to Adjusted EBITDA.

	Nine months ended September 30,
(dollars in thousands)	2016	2015
Net income	$12,322	$34,225
Add:
Interest expense	15,629	13,762
Provision for income taxes	12,003	1,476
Depreciation and amortization	36,669	31,286
Add: Special items before interest and taxes:
Pension settlement	212	—
Environmental obligation (see note 13) (1)	—	123
Product portfolio optimization (2)	6,784	—
Reorganization charges (3)	—	4,191
Executive terminations	4,521	235
Derivatives (4)	(1,150)	(125)
Adjusted EBITDA	$86,990	$85,173
____________________________________

(1)	Environmental obligation relates to our assessment of Syracuse China Company as a potentially responsible party with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site.

(2)	Product portfolio optimization relates to inventory reductions to simplify and improve our operations.

(3)	Management reorganization to support our growth strategy.

(4)
Derivatives relate to hedge ineffectiveness on our natural gas contracts, as well as mark-to-market adjustments on our natural gas contracts that have been de-designated and those for which we did not elect hedge accounting.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Adjusted EBITDA section in the Discussion of Third Quarter 2016 Compared with Third Quarter 2015 above.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and trade working capital requirements. Under the ABL Facility at September 30, 2016, we had no borrowings, $7.0 million outstanding letters of credit and $0.4 million in rent reserves resulting in $92.4 million of unused availability. In addition, we had $42.7 million of cash on hand at September 30, 2016, compared to $49.0 million of cash on hand at December 31, 2015. This includes cash held in foreign subsidiaries of $23.0 million and $27.0 million, at September 30, 2016 and December 31, 2015, respectively. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $10.6 million as of September 30, 2016. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income was paid as a dividend in the fourth quarter of 2015; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2016	December 31, 2015
Accounts receivable — net	$98,547	$94,379
DSO (1)	44.6	41.9
Inventories — net	$191,479	$178,027
DIO (2)	86.6	79.0
Accounts payable	$63,191	$71,560
DPO (3)	28.6	31.8
Trade Working Capital (4)	$226,835	$200,846
DWC (5)	102.6	89.1
Percentage of net sales	28.1%	24.4%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $226.8 million at September 30, 2016, an increase of $26.0 million from December 31, 2015. Our Trade Working Capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality, new products and lower sales volume than anticipated, increased accounts receivable related to timing of collections, and lower accounts payable. The impact of currency (primarily driven by the peso) decreased total Trade Working Capital by $6.8 million at September 30, 2016, in comparison to December 31, 2015. As a result of the factors above, Trade Working Capital as a percentage of the last twelve-month net sales increased to 28.1 percent at September 30, 2016 from 24.4 percent at December 31, 2015, but was comparable to the 27.8 percent at September 30, 2015.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2016	December 31, 2015
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	415,100	433,400
AICEP Loan	0.00%		January, 2017 to July 30, 2018	3,536	3,451
Total borrowings				418,636	436,851
Less — unamortized discount and finance fees				4,803	5,832
Total borrowings — net (2)				$413,833	$431,019
____________________________________

(1)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(2)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $418.6 million and $436.9 million at September 30, 2016 and December 31, 2015, respectively. The $18.2 million decrease during the first nine months of 2016 was a result of $15.0 million in optional prepayments that were in addition to the $1.1 million quarterly amortization payments of our Term Loan B. Of our total borrowings, $195.1 million, or approximately 46.6 percent, were subject to variable interest rates at September 30, 2016 as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.0 million on an annual basis.

Included in interest expense is the amortization of discounts and financing fees. These items amounted to $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Cash Flow

	Nine months ended September 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$43,593	$32,048
Net cash used in investing activities	$(23,523)	$(41,478)
Net cash used in financing activities	$(26,343)	$(18,705)

Our net cash provided by operating activities was $43.6 million in the first nine months of 2016, compared to $32.0 million in the first nine months of 2015, a favorable cash flow impact of $11.5 million. Contributing to the increase in cash flow from operations was a favorable cash flow impact of $17.3 million related to Trade Working Capital (accounts receivable, inventories, and accounts payable), which excludes the $6.8 million product portfolio optimization impact on inventory. Also increasing cash flow from operations was the collection of $7.0 million of value added tax in Mexico. Partially offsetting the cash flow increases were an increase in interest payments of $4.7 million, an increase in income tax payments of $1.7 million, an increase in payments for reorganization and severance activity of $3.6 million, and a cash settled RSU payment of $2.3 million paid in conjunction with our former CEO's severance package.

Our net cash used in investing activities was ($23.5) million and ($41.5) million in the first nine months of 2016 and 2015, respectively, representing capital expenditures. 2015 included capital investments for our new ClearFire® technology.

Net cash used in financing activities was ($26.3) million in the first nine months of 2016, compared to ($18.7) million in the year-ago period. The first nine months of 2016 reflects Term Loan B payments of ($18.3) million, dividends of ($7.6) million, the purchase of treasury shares of ($2.0) million; all partially offset by proceeds from stock option exercises of $1.2 million and excess tax benefit proceeds from share-based compensation arrangements of $0.4 million. The first nine months of 2015 reflects the purchase of treasury shares of ($15.3) million, dividends of ($7.2) million, Term Loan B payments of ($3.3) million, and other debt repayments of ($3.3) million; all partially offset by the net proceeds drawn on the ABL facility of $7.0 million and proceeds from stock option exercises of $3.3 million.

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Nine months ended September 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$43,593	$32,048
Capital expenditures (2)	(23,523)	(41,480)
Proceeds from asset sales and other	—	2
Free Cash Flow (1)	$20,070	$(9,430)
________________________________________

(1)
We define non-GAAP Free Cash Flow as net cash provided by operating activities less capital expenditures plus proceeds from asset sales and other. The most directly comparable U.S. GAAP financial measure is net cash provided by operating activities.

(2)
Capital expenditures for the nine months ended September 30, 2016 and September 30, 2015 includes $2.1 million and $6.1 million, respectively, for capital expenditures paid in the current period but incurred in a prior period.

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

Our Free Cash Flow was $20.1 million during the first nine months of 2016, compared to ($9.4) million in the the first nine months of 2015, a favorable change of $29.5 million. The primary contributors to this change were the $11.5 million and $18.0 million favorable cash flows from operating activities and investing activities, respectively, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these natural gas swaps is to reduce the effects of price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2016, we had commodity natural gas swap contracts for 2,510,000 million British Thermal Units (BTUs) of natural gas for which the fair market value is an asset of $0.1 million. We have hedged a portion of our forecasted transactions through December 2018. At December 31, 2015, we had natural gas swap contracts for 3,000,000 million BTUs of natural gas for which the fair market value was a $2.2 million liability. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of September 30, 2016, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent, including the credit spread. At September 30, 2016, the Term Loan B debt held a floating interest rate of 3.75 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate counterparty nonperformance. The counterparty was rated A+ by Standard & Poor's as of September 30, 2016.

The fair market value of our interest rate swap agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreement was a $5.4 million liability at September 30, 2016 and a $2.4 million liability at December 31, 2015.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for a detailed discussion on tax contingencies.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the three months and nine months ended September 30, 2016. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2015 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. For a detailed discussion on tax contingencies, see note 5, Income Taxes, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2016	—	$—	—	941,250
August 1 to August 31, 2016	—	$—	—	941,250
September 1 to September 30, 2016	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	November 4, 2016	by:	/s/ Sherry L. Buck
Sherry L. Buck
Vice President, Chief Financial Officer