Form 10-Q
period 2017-03-31
LIBBEY INC
filed 2017-05-05
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☑
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value 21,945,476 shares at April 28, 2017.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2017	2016
Net sales	$172,994	$182,807
Freight billed to customers	676	618
Total revenues	173,670	183,425
Cost of sales	143,356	143,451
Gross profit	30,314	39,974
Selling, general and administrative expenses	32,975	34,135
Income (loss) from operations	(2,661)	5,839
Other income (expense)	(2,260)	(15)
Earnings (loss) before interest and income taxes	(4,921)	5,824
Interest expense	4,867	5,244
Income (loss) before income taxes	(9,788)	580
Benefit from income taxes	(3,218)	(138)
Net income (loss)	$(6,570)	$718

Net income (loss) per share:
Basic	$(0.30)	$0.03
Diluted	$(0.30)	$0.03
Dividends declared per share	$0.1175	$0.1150
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016

Net income (loss)	$(6,570)	$718

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	456	989
Change in fair value of derivative instruments, net of tax	165	(1,858)
Foreign currency translation adjustments, net of tax	1,408	3,205
Other comprehensive income, net of tax	2,029	2,336

Comprehensive income (loss)	$(4,541)	$3,054
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$33,743	$61,011
Accounts receivable — net	83,385	85,113
Inventories — net	174,405	170,009
Prepaid and other current assets	16,642	16,777
Total current assets	308,175	332,910
Purchased intangible assets — net	15,009	15,225
Goodwill	164,112	164,112
Deferred income taxes	42,661	40,016
Other assets	9,480	9,514
Property, plant and equipment — net	259,759	256,392
Total assets	$799,196	$818,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$69,490	$71,582
Salaries and wages	22,344	27,018
Accrued liabilities	40,593	41,807
Accrued income taxes	—	1,384
Pension liability (current portion)	2,474	2,461
Non-pension postretirement benefits (current portion)	4,893	4,892
Derivative liability	1,377	1,928
Long-term debt due within one year	6,059	5,009
Total current liabilities	147,230	156,081
Long-term debt	395,885	402,831
Pension liability	45,155	43,934
Non-pension postretirement benefits	55,602	55,373
Deferred income taxes	1,910	1,859
Other long-term liabilities	12,745	12,972
Total liabilities	658,527	673,050
Contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 21,902,950 shares issued in 2017 (21,864,541 shares issued in 2016)	219	219
Capital in excess of par value	330,207	329,722
Retained deficit	(66,589)	(59,625)
Accumulated other comprehensive loss	(123,168)	(125,197)
Total shareholders’ equity	140,669	145,119
Total liabilities and shareholders’ equity	$799,196	$818,169

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2016	21,864,541	$219	$329,722	$(59,625)	$(125,197)	$145,119
Cumulative-effect adjustment for the adoption of ASU 2016-09			127	2,183		2,310
Net loss				(6,570)		(6,570)
Other comprehensive income					2,029	2,029
Stock compensation expense			784			784
Dividends				(2,577)		(2,577)
Stock withheld for employee taxes			(423)			(423)
Stock issued	38,409		(3)			(3)
Balance March 31, 2017	21,902,950	$219	$330,207	$(66,589)	$(123,168)	$140,669
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$(6,570)	$718
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,155	12,081
Loss on asset sales and disposals	23	61
Change in accounts receivable	1,961	7,217
Change in inventories	(3,827)	(12,467)
Change in accounts payable	(3,921)	(5,589)
Accrued interest and amortization of discounts and finance fees	378	(2,220)
Pension & non-pension postretirement benefits, net	2,116	(101)
Accrued liabilities & prepaid expenses	(4,545)	(1,616)
Income taxes	(4,236)	(2,965)
Share-based compensation expense	832	1,816
Other operating activities	320	(1,436)
Net cash used in operating activities	(6,314)	(4,501)

Investing activities:
Additions to property, plant and equipment	(11,952)	(9,855)
Net cash used in investing activities	(11,952)	(9,855)

Financing activities:
Borrowings on ABL credit facility	—	6,000
Repayments on ABL credit facility	—	(6,000)
Other repayments	(169)	(171)
Repayments on Term Loan B	(6,100)	(6,100)
Stock options exercised	—	1,029
Taxes paid on distribution of equity awards	(423)	(473)
Dividends	(2,577)	(2,515)
Treasury shares purchased	—	(1,197)
Net cash used in financing activities	(9,269)	(9,427)

Effect of exchange rate fluctuations on cash	267	309
Decrease in cash	(27,268)	(23,474)

Cash & cash equivalents at beginning of period	61,011	49,044
Cash & cash equivalents at end of period	$33,743	$25,570

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,504	$7,318
Cash paid during the period for income taxes	$779	$1,544

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with our Consolidated Financial Statements in Item 8 of our Form 10-K for the year ended December 31, 2016.

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Stock-based compensation expense	$832	$1,816

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the three month period ended March 31, 2017, including the following:

•
On the Condensed Consolidated Statements of Cash Flows, certain activity was reclassified between operating and financing activities pursuant to adoption of Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," effective January 1, 2017.

•	In note 10 Segments, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities effective January 1, 2017.

•
In note 10 Segments, the derivative amount included in the Reconciliation of Segment EBIT to Net Income in the prior year financial statements has been included in Segment EBIT to conform to the current year presentation.

New Accounting Standards

Each change to U.S. GAAP is established by the Financial Accounting Standards Board (FASB) in the form of an accounting standards update (ASU) to the FASB’s Accounting Standards Codification (ASC). We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers", as amended by ASU's 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2017. We plan to adopt this standard in the first quarter of 2018 using the modified retrospective method, whereby the cumulative effect of applying the standard is recognized at the date of initial application. We have substantially completed our evaluation of significant contracts and the review of our current accounting policies and practices to identify potential differences that would result from applying the requirements of ASU 2014-09 to our revenue contracts. In addition, we have identified, and are in the process of implementing, appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. We do not expect the adoption of ASU 2014-09 to have a material impact on the amount and timing of revenue recognized in our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. Leases will be classified as either finance or operating leases, with classification affecting the pattern of expense recognition in the income statement. The new guidance also clarifies the definition of a lease and disclosure requirements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating the impact of this standard and anticipate the new guidance will significantly impact our Condensed Consolidated Financial Statements as we have a significant number of leases. See note 16, Operating Leases, in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for our minimum lease commitments under non-cancellable operating leases.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. We adopted the new guidance on January 1, 2017, requiring us to recognize all excess tax benefits and tax deficiencies related to stock compensation as income tax expense or benefit in the income statement. Excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period, subject to normal valuation allowance considerations. Previous guidance resulted in credits to equity for such tax benefits and delayed recognition until the tax benefits reduced income taxes payable. This provision in the standard was applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the year of adoption. As of January 1, 2017, we recorded a $2.3 million reduction to our retained deficit and an increase in deferred income tax assets. In addition on the modified retrospective basis, we have elected to discontinue estimating forfeitures expected to occur when determining the amount of compensation expense to be recognized in each period, resulting in an immaterial impact to our retained deficit and capital in excess of par. We do not anticipate this change will have a material impact to our future results of operations. The presentation requirements for cash flows under the new standard were adopted on a retrospective basis, resulting in a reclassification on the Condensed Consolidated Statements of Cash Flows that decreased cash used in operating activities and increased cash used in financing activities.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This standard introduces a new approach to estimating credit losses on certain types of financial instruments, including trade receivables, and modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the goodwill impairment testing by eliminating Step 2 from the goodwill impairment testing required, should an impairment be discovered during its annual or interim assessment. ASU 2017-04 is effective for annual or interim impairment tests beginning after December 15, 2019, with early adoption permitted. We plan to early adopt this standard on a prospective basis for our annual, and any interim, goodwill impairment testing performed after January 1, 2017, and this is considered a change in accounting principle. We are early adopting this standard as it will decrease the cost and complexity in applying current GAAP without significantly changing the usefulness of the information provided to users of our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that only the service cost component of pension and postretirement benefit costs be reported within income from operations. The other components of net benefit cost are required to be presented in the income statement separately outside of income from operations, if presented. In addition, this ASU allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. Presentation on the Condensed Consolidated Statements of Operations will be retrospective and any impact to capitalized costs will be prospectively adopted. We plan to adopt this standard in the first quarter of 2018 and expect the impact to be reclassifications of applicable costs and credits from income from operations to other income (expense).

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2017	December 31, 2016
Accounts receivable:
Trade receivables	$81,379	$82,851
Other receivables	2,006	2,262
Total accounts receivable, less allowances of $7,464 and $7,832	$83,385	$85,113

Inventories:
Finished goods	$156,415	$152,261
Work in process	2,006	1,625
Raw materials	4,419	4,432
Repair parts	10,359	10,558
Operating supplies	1,206	1,133
Total inventories, less loss provisions of $9,786 and $9,484	$174,405	$170,009

Accrued liabilities:
Accrued incentives	$18,429	$19,771
Other accrued liabilities	22,164	22,036
Total accrued liabilities	$40,593	$41,807

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2017	December 31, 2016
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	402,900	409,000
AICEP Loan	0.00%		July 30, 2018	3,200	3,320
Total borrowings				406,100	412,320
Less — unamortized discount and finance fees				4,156	4,480
Total borrowings — net				401,944	407,840
Less — long term debt due within one year				6,059	5,009
Total long-term portion of borrowings — net				$395,885	$402,831
________________________

(1)
We have entered into an interest rate swap which effectively fixes a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swap in note 8 for additional details. The Term Loan B floating interest rate was 3.85 percent at March 31, 2017.

At March 31, 2017, the available borrowing base under the ABL Facility was offset by a $0.5 million rent reserve. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit which, when outstanding, are applied against the $100.0 million limit. At March 31, 2017, $7.0 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $89.0 million at March 31, 2017, compared to $88.4 million at December 31, 2016.

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

Our effective tax rate was 32.9 percent for the three months ended March 31, 2017, compared to (23.8) percent for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017, which was below the United States statutory rate, was affected by the timing and mix of pretax income earned in jurisdictions with rates lower than the United States statutory rate of (28.9) percent, the impact of foreign exchange of 12.7 percent, and other items including foreign withholding tax and nondeductible expenses of 14.1 percent. Our effective tax rate for the three months ended March 31, 2016, which was below the United States statutory rate, was affected by the timing and mix of pretax income earned in jurisdictions with rates lower than the United States statutory rate of (65.3) percent, the impact of foreign exchange of (3.6) percent, and other items including foreign withholding tax and nondeductible expenses of 10.1 percent.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, one of our Mexican subsidiaries received a tax assessment from the Mexican tax authority (SAT) related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican Pesos, which was equivalent to approximately $157 million US dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time. There were no significant developments affecting this matter for the three months ended March 31, 2017.

See note 2 for details regarding the tax effects of adopting ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," effective January 1, 2017.

6.	Pension and Non-pension Postretirement Benefits

We have pension plans covering the majority of our employees. Benefits generally are based on compensation and service for salaried employees and job grade and length of service for hourly employees. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers certain salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006 and most hourly U.S.-based employees (excluding employees hired at Shreveport after December 15, 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly owned subsidiary in Mexico and are unfunded.

The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$1,075	$996	$251	$317	$1,326	$1,313
Interest cost	3,450	3,777	637	672	4,087	4,449
Expected return on plan assets	(5,617)	(5,755)	—	—	(5,617)	(5,755)
Amortization of unrecognized:
Prior service cost (credit)	59	66	(47)	(54)	12	12
Actuarial loss	1,352	1,120	138	202	1,490	1,322
Pension expense	$319	$204	$979	$1,137	$1,298	$1,341

We have contributed $1.3 million of cash into our pension plans for the three months ended March 31, 2017. Pension contributions for the remainder of 2017 are estimated to be $1.3 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$220	$199	$—	$—	$220	$199
Interest cost	581	652	11	12	592	664
Amortization of unrecognized:
Prior service cost (credit)	(50)	35	—	—	(50)	35
Actuarial loss / (gain)	25	20	(13)	(11)	12	9
Non-pension postretirement benefit expense	$776	$906	$(2)	$1	$774	$907

Our 2017 estimate of non-pension cash payments is $5.0 million, and we have paid $0.6 million for the three months ended March 31, 2017.

7.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2017	2016
Numerator for earnings per share:
Net income (loss) that is available to common shareholders	$(6,570)	$718

Denominator for basic earnings per share:
Weighted average shares outstanding	21,938,735	21,850,171

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	150,847
Adjusted weighted average shares and assumed conversions	21,938,735	22,001,018

Basic earnings (loss) per share	$(0.30)	$0.03

Diluted earnings (loss) per share	$(0.30)	$0.03

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	153,750	—
Inclusion would have been anti-dilutive (excluded from calculation)	615,587	616,642

When applicable, diluted shares outstanding includes the dilutive impact of restricted stock units. Diluted shares also include the impact of eligible employee stock options, which are calculated based on the average share price for each fiscal period using the treasury stock method. As part of the adoption of ASU 2016-09 as of January 1, 2017, anticipated tax windfalls and shortfalls are no longer included in the calculation of assumed proceeds when applying the treasury stock method.

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
Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	March 31, 2017		December 31, 2016
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$239	Prepaid and other current assets	$702
Natural gas contracts	Other assets	—	Other assets	45
Interest rate contract	Other assets	131	Other assets	—
Total designated		370		747
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Prepaid and other current assets	230	Prepaid and other current assets	732
Natural gas contracts	Other assets	—	Other assets	29
Total undesignated		230		761
Total		$600		$1,508

	Liability Derivatives:
(dollars in thousands)	March 31, 2017		December 31, 2016
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Other long-term liabilities	$29	Other long-term liabilities	$—
Interest rate contract	Derivative liability - current	1,377	Derivative liability - current	1,928
Interest rate contract	Other long-term liabilities	—	Other long-term liabilities	107
Total designated		1,406		2,035
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Other long-term liabilities	52	Other long-term liabilities	—
Total undesignated		52		—
Total		$1,458		$2,035

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of March 31, 2017, we had commodity contracts for 2,170,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2016, we had commodity contracts for 2,590,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at March 31, 2017. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

Since October 1, 2014, our derivatives for natural gas in Mexico have not been designated as cash flow hedges. All mark-to-market changes on these derivatives are reflected in other income (expense).

We (received) paid additional cash related to natural gas derivative settlements of $(0.1) million and $1.2 million in the three months ended March 31, 2017 and 2016, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated gains for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a $0.2 million gain in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our natural gas contracts:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(470)	$(616)
Total	$(470)	$(616)

The following table provides a summary of the effective portion of derivative reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations from our natural gas contracts:

		Three months ended March 31,
(dollars in thousands)		2017	2016
Derivative:	Location:
Natural gas contracts	Cost of sales	$67	$(540)
Total impact on net income (loss)		$67	$(540)

The following table provides a summary of the gain (loss) recognized in other income (expense) in the Condensed Consolidated Statements of Operations from our natural gas contracts in Mexico:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Contracts where hedge accounting was not elected	$(583)	$370
Total	$(583)	$370

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

Our interest rate swap qualifies and is designated as a cash flow hedge at March 31, 2017 and accounted for under FASB ASC 815 "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.4 million of additional interest expense in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our interest rate swap:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Derivatives in Cash Flow Hedging relationships:
Interest rate swap	$204	$(3,219)
Total	$204	$(3,219)

The following table provides a summary of the effective portion of derivative reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Operations from our interest rate swap:

		Three months ended March 31,
(dollars in thousands)		2017	2016
Derivative:	Location:
Interest rate swap	Interest expense	$(585)	$(391)
Total impact on net income (loss)		$(585)	$(391)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar and is primarily associated with our Canadian dollar denominated accounts receivable. From time to time, we enter into a series of foreign currency contracts to sell Canadian dollars. At March 31, 2017 and December 31, 2016, we had no foreign currency contracts outstanding. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on currency derivatives that were not designated as hedging instruments are recorded in other income (expense) as follows:

		Three months ended March 31,
(dollars in thousands)		2017	2016
Derivative:	Location:
Currency contracts	Other income (expense)	$—	$(418)
Total		$—	$(418)

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, interest rate swap and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of March 31, 2017, by Standard and Poor’s.

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended March 31, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance December 31, 2016	$(27,828)	$(515)	$(96,854)	$(125,197)

Other comprehensive income (loss)	1,408	(266)	—	1,142
Currency impact	—	—	(480)	(480)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,502	1,502
Amortization of prior service cost (1)	—	—	(38)	(38)
Cost of sales	—	(67)	—	(67)
Interest expense	—	585	—	585
Current-period other comprehensive income (loss)	1,408	252	984	2,644
Tax effect	—	(87)	(528)	(615)
Balance on March 31, 2017	$(26,420)	$(350)	$(96,398)	$(123,168)

Three months ended March 31, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2015	$(22,913)	$(1,860)	$(95,459)	$(120,232)

Other comprehensive income (loss)	3,350	(3,835)	—	(485)
Currency impact	—	—	103	103

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,331	1,331
Amortization of prior service cost (1)	—	—	47	47
Cost of sales	—	540	—	540
Interest Expense	—	391	—	391
Current-period other comprehensive income (loss)	3,350	(2,904)	1,481	1,927
Tax effect	(145)	1,046	(492)	409
Balance on March 31, 2016	$(19,708)	$(3,718)	$(94,470)	$(117,896)

___________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost within the cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

10.	Segments

Our reporting segments align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we report financial results for U.S. and Canada; Latin America; Europe, the Middle East and Africa (EMEA); and Other. Segment results are based primarily on the geographical destination of the sale. In the first quarter of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

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

Our measure of profit for our reportable segments is Segment Earnings before Interest and Taxes (Segment EBIT) and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. As the gain (loss) on mark-to-market natural gas contracts is considered representative of our ongoing operations, it is included in Segment EBIT in 2017; the prior year derivative amount originally excluded from Segment EBIT in 2016 has been reclassified and included in Segment EBIT to conform to the current year presentation. We use Segment EBIT, along with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment EBIT for reportable segments includes an allocation of some corporate expenses based on the costs of services performed.

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

	Three months ended March 31,
(dollars in thousands)	2017	2016
Net Sales:
U.S. & Canada	$109,329	$112,052
Latin America	30,722	34,203
EMEA	25,331	27,860
Other	7,612	8,692
Consolidated	$172,994	$182,807

Segment EBIT:
U.S. & Canada	$7,501	$12,840
Latin America	(3,079)	4,702
EMEA	(837)	(497)
Other	(1,215)	450
Total Segment EBIT	$2,370	$17,495

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$2,370	$17,495
Retained corporate costs	(7,291)	(6,724)
Executive terminations	—	(4,947)
Interest expense	(4,867)	(5,244)
Benefit from income taxes	3,218	138
Net income (loss)	$(6,570)	$718

Depreciation & Amortization:
U.S. & Canada	$3,082	$3,456
Latin America	4,397	4,542
EMEA	1,844	2,158
Other	1,354	1,428
Corporate	478	497
Consolidated	$11,155	$12,081

Capital Expenditures:
U.S. & Canada	$1,937	$3,839
Latin America	6,982	2,296
EMEA	2,763	2,218
Other	213	695
Corporate	57	807
Consolidated	$11,952	$9,855

11.	Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$388	$—	$388	$—	$1,508	$—	$1,508
Interest rate swap	—	(1,246)	—	(1,246)	—	(2,035)	—	(2,035)
Net derivative asset (liability)	$—	$(858)	$—	$(858)	$—	$(527)	$—	$(527)

The fair values of our commodity futures natural gas contracts are determined using observable market inputs. The fair value of our interest rate swap is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The commodity futures natural gas contracts and interest rate swap are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		March 31, 2017		December 31, 2016
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$402,900	$404,915	$409,000	$412,068

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues. The fair value of our other immaterial debt approximates carrying value at March 31, 2017 and December 31, 2016. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

12.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Gain (loss) on currency transactions	$(1,544)	$(730)
Gain (loss) on mark-to-market natural gas contracts	(582)	370
Other non-operating income (expense)	(134)	345
Other income (expense)	$(2,260)	$(15)

13.	Contingencies

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

In connection with the above proceedings, an estimated environmental liability of $0.9 million has been recorded in other long term liabilities and a recoverable amount of $0.5 million has been recorded in other long term assets in the Condensed Consolidated Balance Sheets at both March 31, 2017 and December 31, 2016. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to note 5, Income Taxes, for a detailed discussion on tax contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

During the first quarter of 2017, we continued to operate in a very competitive environment with slow economic growth and a continued strong U.S. dollar. With global industry capacity exceeding demand and several of our competitors throughout the world experiencing financial difficulties, we continue to be impacted by one of the most intense competitive environments ever and expect it to extend throughout 2017.

The U.S. economy remains tepid; the strong U.S. dollar resulted in more imports from competitors. We have observed declines in U.S. foodservice traffic for every quarter since 2012, as reported by third party research firms Knapp-Track and Blackbox. NPD Group, a third party research firm, continues to report downward trends in the first quarter of 2017 for U.S. retail point-of-sale data for the glass beverageware category. Many brick and mortar retail stores continue to report lower sales or marginal sales gains year-over-year in their latest quarter. Many large retailers have announced plans to shut down stores and reduce overhead costs. Management expects the trends experienced in the U.S. foodservice and retail distribution channels to continue throughout 2017. The Mexican economy continues to advance at a slow pace impacted by volatility in the peso exchange rate, uncertain consumer spending, and the possibility of a border-adjusted tax by the U.S. government. The South American economies also continue to be soft. While the European economy shows small signs of improvement in unemployment and GDP, they are offset by political unrest from the Brexit negotiations and unpredictable elections. China's competitive environment continues to be challenging and the economic growth rates remain low, similar to those experienced in 2016. The business-to-business channel is impacted by the general economic trends in each region and is dependent on customer demands.

In the first quarter of 2017, our net sales of $173.0 million were 5.4 percent lower than the prior year quarter, or 3.3 percent lower on a constant currency basis, as all segments experienced a decrease in net sales. Net sales were negatively impacted by a number of factors, including unfavorable product mix and price as we lowered price to protect market share, foreign currency, increased competition and unfavorable macro-economic and geopolitical environments. We recorded a net loss of $6.6 million for the three months ended March 31, 2017, compared to net income of $0.7 million in the year-ago quarter. Our profitability was impacted by heightened competitive pressures which led to weaker sales margins, downtime associated with two planned furnace rebuilds and the initiation of technology investments. In response to our softer first quarter performance and market conditions, we are taking additional proactive steps that we expect will reduce costs by approximately $5.0 million in 2017. We are also taking pricing actions in both the U.S. and Mexico to improve margins, our new product launches are enriching our product mix and we expect the development of our e-commerce platform to improve our long-term business prospects.

As we continue operating through this challenging environment, we remain committed to our balanced capital allocation strategy. In the first quarter of 2017, we paid an $0.1175 per share dividend, made an optional Term Loan B payment of $5.0 million, and reinvested in the business. We will continue to take a balanced approach to our capital allocation for the remainder of 2017 and, subject to Board of Directors' approval, remain committed to our dividend policy, which increased by two percent in February 2017. Given the softness in our markets, we believe it is prudent to continue prioritizing debt reduction with our excess capital over the near term.

Our reporting segments align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we report financial results for U.S. and Canada; Latin America; Europe, the Middle East and Africa (EMEA); and Other. Segment results are based primarily on the geographical destination of the sale. In the first quarter of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

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

Results of Operations

The following table presents key results of our operations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2017	2016
Net sales	$172,994	$182,807
Gross profit	$30,314	$39,974
Gross profit margin	17.5%	21.9%
Income (loss) from operations (IFO) (1)	$(2,661)	$5,839
IFO margin	(1.5)%	3.2%
Net income (loss) (1)	$(6,570)	$718
Net income (loss) margin	(3.8)%	0.4%
Diluted net income (loss) per share	$(0.30)	$0.03
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA)(2)	$6,234	$22,852
Adjusted EBITDA margin	3.6%	12.5%
____________________________________

(1)	The three month period ended March 31, 2016 includes $4.9 million for expenses related to executive terminations.

(2)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For certain limitations and a reconciliation from net income (loss) to Adjusted EBITDA, see the "Non-GAAP Measures" and "Adjusted EBITDA" sections below in the Discussion of First Quarter 2017 Compared to First Quarter 2016 and the reasons we believe these non-GAAP financial measures are useful.

Discussion of First Quarter 2017 Compared to First Quarter 2016
Net Sales
The following table summarizes net sales by operating segment:

Three months ended March 31, (dollars in thousands) (2)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2017	2016	$ Change	% Change
U.S. & Canada	$109,329	$112,052	$(2,723)	(2.4)%	$541	(2.9)%
Latin America	30,722	34,203	(3,481)	(10.2)%	(2,553)	(2.7)%
EMEA	25,331	27,860	(2,529)	(9.1)%	(1,611)	(3.3)%
Other	7,612	8,692	(1,080)	(12.4)%	(221)	(9.9)%
Consolidated	$172,994	$182,807	$(9,813)	(5.4)%	$(3,844)	(3.3)%
_____________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

(2)
In the first quarter of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the first quarter of 2017 were $109.3 million, compared to $112.1 million in the first quarter of 2016, a decrease of 2.4 percent. Foodservice net sales were lower than prior year, decreasing 4.1 percent, or $2.5 million, due to an unfavorable price and product mix, partially offset by a slight increase in volume. Net sales in the retail channel decreased 7.1 percent, or $2.1 million, primarily due to unfavorable mix of product sold, partially offset by higher volume. The decline in both our foodservice and retail channels was driven by softness in the market, a competitive pricing environment and short-term supply constraints. Partially offsetting these declines was a 9.7 percent increase, or $2.0 million, in business-to-business net sales primarily driven by higher volume.

Net Sales — Latin America

Net sales in Latin America in the first quarter of 2017 were $30.7 million, compared to $34.2 million in the first quarter of 2016, a decrease of 10.2 percent (a decrease of 2.7 percent excluding currency fluctuation). Net sales in our business-to-business channel decreased 12.5 percent, or $2.0 million, driven by lower volume and unfavorable currency, partially offset by favorable mix of product sold. Retail channel sales were also lower than prior year by 10.2 percent, or $1.6 million, due to lower volume and unfavorable currency, also partially offset by favorable mix of product sold. Foodservice net sales were flat in comparison to the first quarter of 2016.

Net Sales — EMEA

Net sales in EMEA in the first quarter of 2017 were $25.3 million, compared to $27.9 million in the first quarter of 2016, a decrease of 9.1 percent (a decrease of 3.3 percent excluding currency fluctuation). The net sales decrease was due to lower volume in the retail channel, resulting from the negative impacts of the macro economy and increased competition. In addition, unfavorable currency impacted all three channels for a net decrease of $1.6 million in the first quarter of 2017.

Gross Profit

Gross profit decreased to $30.3 million in the first quarter of 2017, compared to $40.0 million in the prior-year quarter. Gross profit as a percentage of net sales decreased to 17.5 percent in the first quarter of 2017, compared to 21.9 percent in the prior-year quarter. The primary drivers of the $9.7 million decrease in gross profit were unfavorable manufacturing activity of $5.8 million (including $5.9 million of downtime for two planned furnace rebuilds during the first quarter of 2017), unfavorable net sales impact of $3.4 million, and a negative currency impact of $1.3 million primarily related to the Mexican peso. These unfavorable items were partially offset by lower depreciation expense of $0.8 million. Manufacturing activity includes the impact of fluctuating production activities and associated manufacturing costs, including warehousing costs, freight, and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income (Loss) From Operations

Income (loss) from operations for the quarter ended March 31, 2017 decreased $8.5 million, to $(2.7) million, compared to $5.8 million in the prior-year quarter. Income (loss) from operations as a percentage of net sales was (1.5) percent for the quarter ended March 31, 2017, compared to 3.2 percent in the prior-year quarter. The decrease in income (loss) from operations is the result of the decrease in gross profit of $9.7 million (discussed above), partially offset by a reduction in selling, general and administrative expenses of $1.2 million. The decrease in selling, general and administrative expense is related to the non-repeating executive termination expenses of $4.9 million incurred in the prior-year quarter, and a favorable currency impact of $0.5 million. Partially offsetting these favorable drivers were an increase of $2.9 million for our initiative to upgrade our technology, including our e-commerce initiative that began in the first quarter of 2017 and additional marketing expenses of $1.2 million.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net (loss) of $(6.6) million, or $(0.30) per diluted share, in the first quarter of 2017, compared to net income of $0.7 million, or $0.03 per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was (3.8) percent in the first quarter of 2017, compared to 0.4 percent in the prior-year quarter. The reduction in net income (loss) and diluted net income (loss) per share is due to the factors discussed in Income (Loss) From Operations above, as well as an increase of $2.2 million in other expense, which includes a $1.0 million unfavorable change in mark-to-market natural gas contracts and a $0.8 million unfavorable change in gain/loss on currency transactions. Partially offsetting the unfavorable factors were a favorable

$3.1 million change in our benefit for income taxes and a $0.4 million reduction in interest expense. The lower interest expense is primarily a result of our quarterly optional prepayments on Term Loan B since the first quarter of 2016. The effective tax rate was 32.9 percent for the first quarter of 2017, compared to (23.8) percent in the prior-year quarter. The change in the effective tax rate was driven by a swing to Mexican peso translation losses that affected the tax provision in the first quarter of 2017 from translation gains in the prior-year quarter, as well as changes to the mix of pretax income generated in tax jurisdictions with varying tax rates.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended March 31, (dollars in thousands) (2)				Segment EBIT Margin
	2017	2016	$ Change	2017	2016
U.S. & Canada	$7,501	$12,840	$(5,339)	6.9%	11.5%
Latin America	$(3,079)	$4,702	$(7,781)	(10.0)%	13.7%
EMEA	$(837)	$(497)	$(340)	(3.3)%	(1.8)%
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

(2)
In the first quarter of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results.

Segment EBIT — U.S. & Canada

Segment EBIT was $7.5 million in the first quarter of 2017, compared to $12.8 million in the first quarter of 2016. The $5.3 million decrease in Segment EBIT was driven by the start of our 2017 initiative to upgrade our technology, including our e-commerce initiative of $2.9 million, an unfavorable sales impact of $2.6 million and additional marketing expenses of $1.1 million. Partially offsetting these unfavorable items was favorable manufacturing activity of $1.5 million.

Segment EBIT — Latin America

Segment EBIT decreased to $(3.1) million in the first quarter of 2017, compared to $4.7 million in the first quarter of 2016. The primary drivers of the $7.8 million decrease were an unfavorable manufacturing activity impact of $5.3 million (including additional downtime of $5.0 million due to a planned furnace rebuild), an unfavorable currency impact of $2.4 million and an unfavorable mark-to-market impact on our natural gas hedges of $1.0 million. Partially offsetting the unfavorable items is a positive sales impact of $1.5 million.

Segment EBIT — EMEA

Segment EBIT was a loss of $(0.8) million in the first quarter of 2017, compared to a loss of $(0.5) million in the first quarter of 2016. The primary driver of the $0.3 million decrease in Segment EBIT was an unfavorable sales impact of $1.2 million. Partially offsetting the unfavorable sales impact were lower input costs of $0.3 million (primarily related to natural gas), lower depreciation expense of $0.3 million and lower selling, general and administrative expenses of $0.2 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $16.6 million in the first quarter of 2017, to $6.2 million, compared to $22.9 million in the first quarter of 2016. As a percentage of net sales, Adjusted EBITDA was 3.6 percent for the first quarter of 2017, compared to 12.5 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Discussion of First Quarter 2017 Compared to First Quarter 2016 and the elimination of the special items noted below in the reconciliation of net income (loss) to Adjusted EBITDA.

	Three months ended March 31,
(dollars in thousands)	2017	2016
Net income (loss)	$(6,570)	$718
Add:
Interest expense	4,867	5,244
Benefit from income taxes	(3,218)	(138)
Depreciation and amortization	11,155	12,081
Add: Special item before interest and taxes:
Executive terminations	—	4,947
Adjusted EBITDA	$6,234	$22,852

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

We define Adjusted EBITDA as net income (loss) plus interest expense, provision for income taxes, depreciation and amortization, and special items that Libbey believes are not reflective of our core operating performance. The most directly comparable U.S. GAAP financial measure is net income (loss).

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

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at March 31, 2017, we had no borrowings, $7.0 million outstanding in letters of credit and $0.5 million in rent reserves, resulting in $89.0 million of unused availability. In addition, we had $33.7 million of cash on hand at March 31, 2017, compared to $61.0 million of cash on hand at December 31, 2016. Of our total cash on hand at March 31, 2017 and December 31, 2016, $26.7 million and $32.3 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $11.6 million as of March 31, 2017. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income was paid as a dividend in the fourth quarter of 2015; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	March 31, 2017	December 31, 2016
Accounts receivable — net	$83,385	$85,113
DSO (1)	38.8	39.2
Inventories — net	$174,405	$170,009
DIO (2)	81.2	78.2
Accounts payable	$69,490	$71,582
DPO (3)	32.4	32.9
Trade Working Capital (4)	$188,300	$183,540
DWC (5)	87.7	84.4
Percentage of net sales	24.0%	23.1%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into cash.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $188.3 million at March 31, 2017, an increase of $4.8 million from December 31, 2016. Our Trade Working Capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality and new products, decreased accounts receivable related to timing of collections and seasonally lower sales volume, and lower accounts payable. As a result of the factors above, Trade Working Capital as a percentage of the last twelve-month net sales increased to 24.0 percent at March 31, 2017 from 23.1 percent at December 31, 2016, but was favorable compared to the 26.5 percent at March 31, 2016.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2017	December 31, 2016
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	402,900	409,000
AICEP Loan	0.00%		July 30, 2018	3,200	3,320
Total borrowings				406,100	412,320
Less — unamortized discount and finance fees				4,156	4,480
Total borrowings — net (2)				$401,944	$407,840
____________________________________

(1)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(2)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $406.1 million and $412.3 million at March 31, 2017 and December 31, 2016, respectively. The $6.2 million decrease during the first three months of 2017 was a result of $5.0 million in optional prepayments that were in addition to the $1.1 million quarterly amortization payment of our Term Loan B. Of our total borrowings, $182.9 million, or approximately 45.0 percent, were subject to variable interest rates at March 31, 2017 as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.

Included in interest expense are the amortization of discounts and financing fees. These items amounted to $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Cash Flow

	Three months ended March 31,
(dollars in thousands)	2017	2016
Net cash used in operating activities	$(6,314)	$(4,501)
Net cash used in investing activities	$(11,952)	$(9,855)
Net cash used in financing activities	$(9,269)	$(9,427)

Our net cash used in operating activities was $(6.3) million in the first three months of 2017, compared to $(4.5) million in the first three months of 2016, an unfavorable cash flow impact of $(1.8) million. Contributing to the decrease in cash flow from operations were lower operating earnings and higher incentive compensation payments. Partially offsetting these unfavorable cash flows were a favorable cash flow impact of $5.1 million related to the change in accounts receivable, inventories, and accounts payable, and lower interest payments of $2.8 million.

Our net cash used in investing activities was $(12.0) million and $(9.9) million in the first three months of 2017 and 2016, respectively, representing capital expenditures.

Net cash used in financing activities was $(9.3) million in the first three months of 2017, compared to $(9.4) million in the year-ago period. The first three months of 2017 reflect Term Loan B payments of $(6.1) million and dividends of $(2.6) million. The first three months of 2016 reflect Term Loan B payments of $(6.1) million, dividends of $(2.5) million, and the purchase of treasury shares of $(1.2) million; all partially offset by proceeds from stock option exercises of $1.0 million.

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2017	2016
Net cash used in operating activities	$(6,314)	$(4,501)
Net cash used in investing activities	(11,952)	(9,855)
Free Cash Flow (1)	$(18,266)	$(14,356)
________________________________________

(1)
We define Free Cash Flow as the sum of net cash used in operating activities and net cash used in investing activities. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

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

Our Free Cash Flow was $(18.3) million during the first three months of 2017, compared to $(14.4) million in the the first three months of 2016, an unfavorable change of $3.9 million. The primary contributors to this change were the $(1.8) million and $(2.1) million in unfavorable cash flows from operating activities and investing activities, respectively, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North and Central American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2017, we had commodity contracts for 2,170,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.4 million asset. We have hedged a portion of our forecasted transactions through December 2018. At December 31, 2016, we had commodity futures contracts for 2,590,000 million BTUs of natural gas with a fair market value of a $1.5 million asset. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of March 31, 2017, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent, including the credit spread. At March 31, 2017, the Term Loan B debt held a floating interest rate of 3.85 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty held a Standard & Poor's rating of A+ by as of March 31, 2017.

The fair market value of our interest rate swap agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreement was a $1.2 million liability at March 31, 2017 and a $2.0 million liability at December 31, 2016.

Goodwill

Due to the reduced estimated fair value of our Latin America reporting unit over the course of the fourth quarter of 2016, as indicated by the goodwill tests performed at October 1, 2016 and December 31, 2016, and continued weak first quarter 2017 results, management is continuing to closely monitor this reporting unit for potential goodwill impairment. While the first quarter review indicated the estimated fair value of this reporting unit remains above its carrying value, the excess has continued to decrease to approximately 10 percent as of March 31, 2017. If this reporting unit were to continue to miss forecasted results in a future period or were to revise its forecast downward, or a combination of both were to occur, then it would be more likely that a future impairment may occur. We performed a sensitivity analysis on the Latin America reporting unit's combined income and market approach fair value calculation. Assuming all other factors remain constant, the excess fair value over carrying value would be reduced to zero if internal or external factors were to result in an increase in the discount rate of approximately 150 basis points or the reporting unit incurs a sustained miss of the forecasted profitability by approximately 10 percent.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for a detailed discussion on tax contingencies.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the three months ended March 31, 2017. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	—	$—	—	941,250
February 1 to February 28, 2017	—	$—	—	941,250
March 1 to March 31, 2017	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	May 4, 2017	by:	/s/ James C. Burmeister
James C. Burmeister
Vice President, Chief Financial Officer