Form 10-Q
period 2017-06-30
LIBBEY INC
filed 2017-08-02
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Common Stock, $.01 par value 22,014,591 shares at July 27, 2017.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,
	2017	2016
Net sales	$197,514	$207,902
Freight billed to customers	747	662
Total revenues	198,261	208,564
Cost of sales	157,483	158,153
Gross profit	40,778	50,411
Selling, general and administrative expenses	33,676	30,673
Income from operations	7,102	19,738
Other income (expense)	(644)	802
Earnings before interest and income taxes	6,458	20,540
Interest expense	5,138	5,154
Income before income taxes	1,320	15,386
Provision for income taxes	2,152	6,691
Net income (loss)	$(832)	$8,695

Net income (loss) per share:
Basic	$(0.04)	$0.40
Diluted	$(0.04)	$0.40
Dividends declared per share	$0.1175	$0.1150
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Six months ended June 30,
	2017	2016
Net sales	$370,508	$390,709
Freight billed to customers	1,423	1,280
Total revenues	371,931	391,989
Cost of sales	300,839	301,604
Gross profit	71,092	90,385
Selling, general and administrative expenses	66,651	64,808
Income from operations	4,441	25,577
Other income (expense)	(2,904)	787
Earnings before interest and income taxes	1,537	26,364
Interest expense	10,005	10,398
Income (loss) before income taxes	(8,468)	15,966
Provision (benefit) for income taxes	(1,066)	6,553
Net income (loss)	$(7,402)	$9,413

Net income (loss) per share:
Basic	$(0.34)	$0.43
Diluted	$(0.34)	$0.43
Dividends declared per share	$0.235	$0.230
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income (loss)	$(832)	$8,695	$(7,402)	$9,413

Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	2,994	3,038	3,450	4,027
Change in fair value of derivative instruments, net of tax	(563)	157	(398)	(1,701)
Foreign currency translation adjustments, net of tax	5,589	(2,879)	6,997	326
Other comprehensive income, net of tax	8,020	316	10,049	2,652

Comprehensive income	$7,188	$9,011	$2,647	$12,065
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$28,167	$61,011
Accounts receivable — net	88,969	85,113
Inventories — net	180,066	170,009
Prepaid and other current assets	15,350	16,777
Total current assets	312,552	332,910
Purchased intangible assets — net	14,945	15,225
Goodwill	164,112	164,112
Deferred income taxes	39,226	40,016
Other assets	10,611	9,514
Property, plant and equipment — net	263,575	256,392
Total assets	$805,021	$818,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$66,636	$71,582
Salaries and wages	24,185	27,018
Accrued liabilities	50,148	41,807
Accrued income taxes	1,725	1,384
Pension liability (current portion)	2,373	2,461
Non-pension postretirement benefits (current portion)	4,897	4,892
Derivative liability	1,178	1,928
Long-term debt due within one year	6,174	5,009
Total current liabilities	157,316	156,081
Long-term debt	390,207	402,831
Pension liability	45,729	43,934
Non-pension postretirement benefits	50,429	55,373
Deferred income taxes	2,030	1,859
Other long-term liabilities	12,508	12,972
Total liabilities	658,219	673,050
Contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,010,506 shares issued in 2017 (21,864,541 shares issued in 2016)	220	219
Capital in excess of par value	331,743	329,722
Retained deficit	(70,013)	(59,625)
Accumulated other comprehensive loss	(115,148)	(125,197)
Total shareholders’ equity	146,802	145,119
Total liabilities and shareholders’ equity	$805,021	$818,169

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2016	21,864,541	$219	$329,722	$(59,625)	$(125,197)	$145,119
Cumulative-effect adjustment for the adoption of ASU 2016-09			127	2,183		2,310
Net loss				(7,402)		(7,402)
Other comprehensive income					10,049	10,049
Stock compensation expense			2,090			2,090
Dividends				(5,169)		(5,169)
Stock withheld for employee taxes			(601)			(601)
Stock issued	145,965	1	405			406
Balance June 30, 2017	22,010,506	$220	$331,743	$(70,013)	$(115,148)	$146,802
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$(7,402)	$9,413
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,383	25,435
Loss on asset sales and disposals	54	119
Change in accounts receivable	(2,538)	1,389
Change in inventories	(7,182)	(11,303)
Change in accounts payable	(6,344)	(6,688)
Accrued interest and amortization of discounts and finance fees	713	(1,890)
Pension & non-pension postretirement benefits, net	2,982	(1,766)
Accrued liabilities & prepaid expenses	9,442	14,687
Income taxes	(3,619)	1,415
Share-based compensation expense	2,148	3,323
Other operating activities	(728)	(1,779)
Net cash provided by operating activities	9,909	32,355

Investing activities:
Additions to property, plant and equipment	(27,048)	(15,511)
Net cash used in investing activities	(27,048)	(15,511)

Financing activities:
Borrowings on ABL credit facility	3,277	6,000
Repayments on ABL credit facility	(3,277)	(6,000)
Other repayments	(169)	(350)
Repayments on Term Loan B	(12,200)	(12,200)
Stock options exercised	466	1,050
Taxes paid on distribution of equity awards	(601)	(764)
Dividends	(5,169)	(5,032)
Treasury shares purchased	—	(2,000)
Other financing activities	888	—
Net cash used in financing activities	(16,785)	(19,296)

Effect of exchange rate fluctuations on cash	1,080	(146)
Decrease in cash	(32,844)	(2,598)

Cash & cash equivalents at beginning of period	61,011	49,044
Cash & cash equivalents at end of period	$28,167	$46,446

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,155	$12,160
Cash paid during the period for income taxes	$2,011	$4,469

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

Our shares are traded on the NYSE American exchange under the ticker symbol LBY.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$1,316	$1,507	$2,148	$3,323

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the three month and six month periods ended June 30, 2017, including the following:

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

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers", as amended by ASU's 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2017. We plan to adopt this standard in the first quarter of 2018 using the modified retrospective method, whereby the cumulative effect of applying the standard is recognized at the date of initial application. We have substantially completed our evaluation of significant contracts and the review of our current accounting policies and practices to identify potential differences that would result from applying the requirements of ASU 2014-09 to our revenue contracts. In addition, we have identified, and are in the process of implementing, appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. We do not expect the adoption of ASU 2014-09 to have a material impact on the amount and timing of revenue recognized in our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires a lessee to recognize on the balance sheet, assets and liabilities for leases with lease terms of more than 12 months. Leases will be classified as either finance or operating leases, with classification affecting the pattern of expense recognition in the income statement. The new guidance also clarifies the definition of a lease and disclosure requirements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating the impact of this standard and anticipate the new guidance will significantly impact our Condensed Consolidated Financial Statements as we have a significant number of leases. See note 16, Operating Leases, in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for our minimum lease commitments under non-cancellable operating leases.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. We adopted the new guidance on January 1, 2017, requiring us to recognize all excess tax benefits and tax deficiencies related to stock compensation as income tax expense or benefit in the income statement. Excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period, subject to normal valuation allowance considerations. Previous guidance resulted in credits to equity for such tax benefits and delayed recognition until the tax benefits reduced income taxes payable. This provision in the standard was applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the year of adoption. As of January 1, 2017, we recorded a $2.3 million reduction to our retained deficit and an increase in deferred income tax assets. In addition, on the modified retrospective basis, we have elected to discontinue estimating forfeitures expected to occur when determining the amount of compensation expense to be recognized in each period, resulting in an immaterial impact to our retained deficit and capital in excess of par. We do not anticipate this change will have a material impact on our future results of operations. The presentation requirements for cash flows under the new standard were adopted on a retrospective basis, resulting in a reclassification on the Condensed Consolidated Statements of Cash Flows that increased cash provided by operating activities and increased cash used in financing activities for the six months ended June 30, 2016.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires that only the service cost component of pension and postretirement benefit costs be reported within income from operations. The other components of net benefit cost are required to be presented in the income statement outside of income from operations, if presented. In addition, this ASU allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. Presentation on the Condensed Consolidated Statements of Operations will be retrospective and any impact to capitalized costs will be prospectively adopted. We plan to adopt this standard in the first quarter of 2018 and expect the impact to be reclassifications of applicable costs and credits from income from operations to other income (expense).

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2017	December 31, 2016
Accounts receivable:
Trade receivables	$87,330	$82,851
Other receivables	1,639	2,262
Total accounts receivable, less allowances of $8,561 and $7,832	$88,969	$85,113

Inventories:
Finished goods	$162,084	$152,261
Work in process	1,791	1,625
Raw materials	4,198	4,432
Repair parts	10,721	10,558
Operating supplies	1,272	1,133
Total inventories, less loss provisions of $10,417 and $9,484	$180,066	$170,009

Accrued liabilities:
Accrued incentives	$25,398	$19,771
Other accrued liabilities	24,750	22,036
Total accrued liabilities	$50,148	$41,807

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2017	December 31, 2016
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	396,800	409,000
AICEP Loan	0.00%		July 30, 2018	3,421	3,320
Total borrowings				400,221	412,320
Less — unamortized discount and finance fees				3,840	4,480
Total borrowings — net				396,381	407,840
Less — long term debt due within one year				6,174	5,009
Total long-term portion of borrowings — net				$390,207	$402,831
________________________

(1)
We have entered into an interest rate swap which effectively fixes a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swap in note 8 for additional details. The Term Loan B floating interest rate was 4.10 percent at June 30, 2017.

At June 30, 2017, the available borrowing base under the ABL Facility was offset by a $0.5 million rent reserve and a $0.2 million natural gas derivative liability. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit which, when outstanding, are applied against the $100.0 million limit. At June 30, 2017, $7.0 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $90.3 million at June 30, 2017, compared to $88.4 million at December 31, 2016.

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

Our effective tax rate was 12.6 percent for the six months ended June 30, 2017, compared to 41.0 percent for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017, which was below the United States statutory rate, was affected by the timing and mix of pretax income earned in jurisdictions with rates lower than the United States statutory rate of (67.7) percent, the impact of foreign exchange of 28.0 percent, and other items including foreign withholding tax and nondeductible expenses of 17.3 percent. Our effective tax rate for the six months ended June 30, 2016, which was above the United States statutory rate, was affected the timing and mix of pretax income earned in jurisdictions with rates lower than the United States statutory rate of 2.3 percent, the impact of foreign exchange of (9.1) percent, and other items including foreign withholding tax and nondeductible expenses of 12.8 percent.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, one of our Mexican subsidiaries received a tax assessment from the Mexican tax authority (SAT) related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican Pesos, which was equivalent to approximately $157 million US dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time. There were no significant developments affecting this matter for the six months ended June 30, 2017.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$883	$863	$277	$318	$1,160	$1,181
Interest cost	3,442	3,705	701	670	4,143	4,375
Expected return on plan assets	(5,623)	(5,760)	—	—	(5,623)	(5,760)
Amortization of unrecognized:
Prior service cost (credit)	59	66	(52)	(53)	7	13
Actuarial loss	1,265	1,016	152	203	1,417	1,219
Settlement charge	—	42	—	170	—	212
Pension expense	$26	$(68)	$1,078	$1,308	$1,104	$1,240

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$1,958	$1,859	$528	$635	$2,486	$2,494
Interest cost	6,892	7,482	1,338	1,342	8,230	8,824
Expected return on plan assets	(11,240)	(11,515)	—	—	(11,240)	(11,515)
Amortization of unrecognized:
Prior service cost (credit)	118	132	(99)	(107)	19	25
Actuarial loss	2,617	2,136	290	405	2,907	2,541
Settlement charge	—	42	—	170	—	212
Pension expense	$345	$136	$2,057	$2,445	$2,402	$2,581

We have contributed $0.6 million and $1.9 million of cash into our pension plans for the three months and six months ended June 30, 2017, respectively. Pension contributions for the remainder of 2017 are estimated to be $0.6 million.

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

The provision for our non-pension postretirement benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$96	$199	$—	$1	$96	$200
Interest cost	471	652	11	12	482	664
Amortization of unrecognized:
Prior service cost (credit)	(51)	35	—	—	(51)	35
Actuarial loss / (gain)	(154)	20	(13)	(11)	(167)	9
Non-pension postretirement benefit expense	$362	$906	$(2)	$2	$360	$908

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$316	$398	$—	$1	$316	$399
Interest cost	1,052	1,304	22	24	1,074	1,328
Amortization of unrecognized:
Prior service cost (credit)	(101)	70	—	—	(101)	70
Actuarial loss / (gain)	(129)	40	(26)	(22)	(155)	18
Non-pension postretirement benefit expense	$1,138	$1,812	$(4)	$3	$1,134	$1,815

Our 2017 estimate of non-pension cash payments is $5.0 million, and we have paid $1.0 million and $1.6 million for the three months and six months ended June 30, 2017, respectively.

7.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2017	2016	2017	2016
Numerator for earnings per share:
Net income (loss) that is available to common shareholders	$(832)	$8,695	$(7,402)	$9,413

Denominator for basic earnings per share:
Weighted average shares outstanding	22,029,519	21,865,315	21,984,365	21,857,743

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	138,071	—	143,860
Adjusted weighted average shares and assumed conversions	22,029,519	22,003,386	21,984,365	22,001,603

Basic earnings (loss) per share	$(0.04)	$0.40	$(0.34)	$0.43

Diluted earnings (loss) per share	$(0.04)	$0.40	$(0.34)	$0.43

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	60,141	—	111,791	—
Inclusion would have been anti-dilutive (excluded from calculation)	924,652	641,964	744,317	628,134

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
Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	June 30, 2017		December 31, 2016
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$702
Natural gas contracts	Other assets	—	Other assets	45
Total designated		—		747
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Prepaid and other current assets	—	Prepaid and other current assets	732
Natural gas contracts	Other assets	—	Other assets	29
Total undesignated		—		761
Total		$—		$1,508

	Liability Derivatives:
(dollars in thousands)	June 30, 2017		December 31, 2016
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$100	Derivative liability - current	$—
Natural gas contracts	Other long-term liabilities	19	Other long-term liabilities	—
Interest rate contract	Derivative liability - current	1,040	Derivative liability - current	1,928
Interest rate contract	Other long-term liabilities	353	Other long-term liabilities	107
Total designated		1,512		2,035
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability - current	38	Derivative liability - current	—
Natural gas contracts	Other long-term liabilities	20	Other long-term liabilities	—
Total undesignated		58		—
Total		$1,570		$2,035

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to eighteen months in the future. The fair values of these instruments are determined from market quotes. As of June 30, 2017, we had commodity contracts for 2,350,000 million British Thermal Units (BTUs) of natural gas. At December 31, 2016, we had commodity contracts for 2,590,000 million BTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at June 30, 2017. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

Since October 1, 2014, our derivatives for natural gas in Mexico have not been designated as cash flow hedges. All mark-to-market changes on these derivatives are reflected in other income (expense).

We (received) paid additional cash related to natural gas derivative settlements of $(0.2) million and $1.0 million in the three months ended June 30, 2017 and 2016, respectively, and $(0.3) million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a $0.1 million loss in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our natural gas contracts:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$(239)	$710	$(709)	$94
Total	$(239)	$710	$(709)	$94

The following table provides a summary of the effective portion of derivative reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations from our natural gas contracts:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2017	2016	2017	2016
Derivative:	Location:
Natural gas contracts	Cost of sales	$90	$(515)	$157	$(1,055)
Total impact on net income (loss)		$90	$(515)	$157	$(1,055)

The following table provides a summary of the gain (loss) recognized in other income (expense) in the Condensed Consolidated Statements of Operations from our natural gas contracts in Mexico:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Contracts where hedge accounting was not elected	$(236)	$769	$(819)	$1,139
Total	$(236)	$769	$(819)	$1,139

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

Our interest rate swap qualifies and is designated as a cash flow hedge at June 30, 2017 and accounted for under FASB ASC 815, "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $1.0 million of additional interest expense in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our interest rate swap:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Derivatives in Cash Flow Hedging relationships:
Interest rate swap	$(619)	$(1,603)	$(415)	$(4,822)
Total	$(619)	$(1,603)	$(415)	$(4,822)

The following table provides a summary of the effective portion of derivative reclassified from accumulated other comprehensive income to the Condensed Consolidated Statements of Operations from our interest rate swap:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2017	2016	2017	2016
Derivative:	Location:
Interest rate swap	Interest (expense)	$(472)	$(620)	$(1,057)	$(1,011)
Total impact on net income (loss)		$(472)	$(620)	$(1,057)	$(1,011)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar and is primarily associated with our Canadian dollar denominated accounts receivable. From time to time, we enter into a series of foreign currency contracts to sell Canadian dollars. At June 30, 2017 and December 31, 2016, we had no foreign currency contracts outstanding. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on currency derivatives that were not designated as hedging instruments are recorded in other income (expense) as follows:

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)		2017	2016	2017	2016
Derivative:	Location:
Currency contracts	Other income (expense)	$—	$31	$—	$(387)
Total		$—	$31	$—	$(387)

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, interest rate swap and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of June 30, 2017, by Standard and Poor’s.

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended June 30, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance March 31, 2017	$(26,420)	$(350)	$(96,398)	$(123,168)

Other comprehensive income (loss)	5,589	(858)	4,801	9,532
Currency impact	—	—	(258)	(258)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,250	1,250
Amortization of prior service cost (1)	—	—	(44)	(44)
Cost of sales	—	(90)	—	(90)
Interest expense	—	472	—	472
Current-period other comprehensive income (loss)	5,589	(476)	5,749	10,862
Tax effect	—	(87)	(2,755)	(2,842)
Balance on June 30, 2017	$(20,831)	$(913)	$(93,404)	$(115,148)

Six months ended June 30, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2016	$(27,828)	$(515)	$(96,854)	$(125,197)

Other comprehensive income (loss)	6,997	(1,124)	4,801	10,674
Currency impact	—	—	(738)	(738)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,752	2,752
Amortization of prior service cost (1)	—	—	(82)	(82)
Cost of sales	—	(157)	—	(157)
Interest expense	—	1,057	—	1,057
Current-period other comprehensive income (loss)	6,997	(224)	6,733	13,506
Tax effect	—	(174)	(3,283)	(3,457)
Balance on June 30, 2017	$(20,831)	$(913)	$(93,404)	$(115,148)

Three months ended June 30, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on March 31, 2016	$(19,708)	$(3,718)	$(94,470)	$(117,896)

Other comprehensive income (loss)	(3,298)	(893)	2,755	(1,436)
Currency impact	—	—	409	409

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,228	1,228
Amortization of prior service cost (1)	—	—	48	48
Cost of sales	—	515	—	515
Interest Expense	—	620	—	620
Current-period other comprehensive income (loss)	(3,298)	242	4,440	1,384
Tax effect	419	(85)	(1,402)	(1,068)
Balance on June 30, 2016	$(22,587)	$(3,561)	$(91,432)	$(117,580)

Six months ended June 30, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Postretirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2015	$(22,913)	$(1,860)	$(95,459)	$(120,232)

Other comprehensive income (loss)	52	(4,728)	2,755	(1,921)
Currency impact	—	—	512	512

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	2,559	2,559
Amortization of prior service cost (1)	—	—	95	95
Cost of sales	—	1,055	—	1,055
Interest Expense	—	1,011	—	1,011
Current-period other comprehensive income (loss)	52	(2,662)	5,921	3,311
Tax effect	274	961	(1,894)	(659)
Balance on June 30, 2016	$(22,587)	$(3,561)	$(91,432)	$(117,580)
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

Latin America—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Latin America, including glass products for OEMs that have an end market destination outside of Latin America.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net Sales:
U.S. & Canada	$121,871	$125,061	$231,200	$237,113
Latin America	36,503	40,619	67,225	74,822
EMEA	31,054	32,709	56,385	60,569
Other	8,086	9,513	15,698	18,205
Consolidated	$197,514	$207,902	$370,508	$390,709

Segment EBIT:
U.S. & Canada	$15,045	$24,457	$22,546	$37,297
Latin America	1,907	8,570	(1,172)	13,272
EMEA	(2,057)	355	(2,894)	(142)
Other	(854)	876	(2,069)	1,326
Total Segment EBIT	$14,041	$34,258	$16,411	$51,753

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$14,041	$34,258	$16,411	$51,753
Retained corporate costs	(5,095)	(7,050)	(12,386)	(13,774)
Pension settlement	—	(212)	—	(212)
Reorganization charges	(2,488)	—	(2,488)	—
Product portfolio optimization	—	(6,784)	—	(6,784)
Executive terminations	—	328	—	(4,619)
Interest expense	(5,138)	(5,154)	(10,005)	(10,398)
(Provision) benefit for income taxes	(2,152)	(6,691)	1,066	(6,553)
Net income (loss)	$(832)	$8,695	$(7,402)	$9,413

Depreciation & Amortization:
U.S. & Canada	$3,084	$3,379	$6,166	$6,835
Latin America	4,510	4,516	8,907	9,058
EMEA	1,848	3,617	3,692	5,775
Other	1,329	1,409	2,683	2,837
Corporate	457	433	935	930
Consolidated	$11,228	$13,354	$22,383	$25,435

Capital Expenditures:
U.S. & Canada	$2,457	$2,154	$4,394	$5,993
Latin America	4,482	1,380	11,464	3,676
EMEA	7,633	889	10,396	3,107
Other	255	895	468	1,590
Corporate	269	338	326	1,145
Consolidated	$15,096	$5,656	$27,048	$15,511

11.	Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(177)	$—	$(177)	$—	$1,508	$—	$1,508
Interest rate swap	—	(1,393)	—	(1,393)	—	(2,035)	—	(2,035)
Net derivative asset (liability)	$—	$(1,570)	$—	$(1,570)	$—	$(527)	$—	$(527)

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

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		June 30, 2017		December 31, 2016
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$396,800	$359,104	$409,000	$412,068

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues. The fair value of our other immaterial debt approximates carrying value at June 30, 2017 and December 31, 2016. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

12.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Gain (loss) on currency transactions	$(691)	$6	$(2,235)	$(724)
Gain (loss) on mark-to-market natural gas contracts	(236)	769	(819)	1,139
Other non-operating income (expense)	283	27	150	372
Other income (expense)	$(644)	$802	$(2,904)	$787

13.	Contingencies

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

In connection with the above proceedings, an estimated environmental liability of $0.8 million and $0.9 million has been recorded in other long term liabilities and a recoverable amount of $0.4 million and $0.5 million has been recorded in other long term assets in the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

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

Overview

During the second quarter of 2017, we continued to operate in a very competitive environment with slow economic growth and a continued strong U.S. dollar. With global industry capacity exceeding demand and several of our competitors throughout the world experiencing financial difficulties, all channels continue to be impacted by one of the most intense global competitive environments ever. We see no signs of this competitive environment abating in the immediate future.

Despite a strengthening U.S. economy, we have observed declines in U.S. foodservice traffic for every quarter since 2012, as reported by third party research firms Knapp-Track and Blackbox. Continued growth in our dinnerware and flatware sales has offset the decline in overall foodservice traffic. NPD Group, a third party research firm, continues to report downward trends in the second quarter of 2017 for U.S. retail point-of-sale data for the glass beverageware category. Many brick and mortar retail stores continue to report lower sales or marginal sales gains year-over-year in their latest quarter. Many large retailers have announced plans to shut down stores and reduce overhead costs as they shift from brick and mortar to on-line commerce. Management expects the trends experienced in the U.S. foodservice and retail distribution channels to continue throughout 2017. Although the Mexican economy continues to advance at a slow pace due to volatility in the peso exchange rate, economic indicators are showing signs of optimism about the market's resilience in Mexico. The softness in the South American economies continue to negatively impact the entire Latin America region. While the European economy shows small signs of improvement in unemployment and GDP, they are offset by political unrest from the Brexit negotiations and unpredictable elections. China's competitive environment continues to be challenging and the economic growth rates remain similar to those experienced in 2016. The business-to-business channel is impacted by the general economic trends in each region and is dependent on customer demands.

In the second quarter of 2017, our net sales of $197.5 million were 5.0 percent lower than the prior year quarter, or 4.1 percent lower on a constant currency basis, as all segments experienced a decrease in net sales. Net sales were negatively impacted by a number of factors, including unfavorable product mix and price as we continued operating in this very competitive environment, foreign currency, and unfavorable macro-economic and geopolitical environments. We recorded a net loss of $0.8 million for the three months ended June 30, 2017, compared to net income of $8.7 million in the year-ago quarter. Our profitability was impacted by unfavorable manufacturing activity (including downtime associated with two planned furnace rebuilds and lower production efficiencies), heightened competitive pressures which led to weaker sales margins, our e-commerce initiative and charges for our workforce reorganization as part of our cost savings initiatives. During the second quarter of 2017, we completed the furnace rebuild and capacity re-alignment in Holland, setting the stage for improvements in EMEA. In response to our soft performance during the first half of 2017, we are continuing to take proactive steps that we expect will reduce costs by approximately $5.0 million in 2017 (inclusive of actions taken during the first half of 2017). We launched 354 new products at the National Restaurant Association show in May that enrich our product mix. Progress continues on our e-commerce platform, with new capabilities being launched in July of 2017. Although initially focused on our U.S. retail business, this initiative is expected to extend over time to the rest of our business, thereby improving our long–term business prospects.

During the challenging environment in the second quarter of 2017, we paid an $0.1175 per share dividend, made an optional Term Loan B payment of $5.0 million, and reinvested in the business. Through the first half of 2017 we made optional Term loan B payments of $10.0 million and paid $5.2 million in dividends. We will continue to take a balanced approach to our capital allocation for the remainder of 2017. Given the softness in our markets, we believe it is prudent to continue prioritizing debt reduction with our excess capital over the near term.

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
Latin America—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Latin America, including glass products for OEMs that have an end market destination outside of Latin America.

EMEA—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Europe, the Middle East and Africa.

Other—includes primarily sales of manufactured and sourced glass tableware having an end market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2017	2016	2017	2016
Net sales	$197,514	$207,902	$370,508	$390,709
Gross profit (1)	$40,778	$50,411	$71,092	$90,385
Gross profit margin	20.6%	24.2%	19.2%	23.1%
Income from operations (IFO) (2)	$7,102	$19,738	$4,441	$25,577
IFO margin	3.6%	9.5%	1.2%	6.5%
Net income (loss) (1) (2)	$(832)	$8,695	$(7,402)	$9,413
Net income (loss) margin	(0.4)%	4.2%	(2.0)%	2.4%
Diluted net income (loss) per share	$(0.04)	$0.40	$(0.34)	$0.43
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (3)	$20,174	$40,562	$26,408	$63,414
Adjusted EBITDA margin	10.2%	19.5%	7.1%	16.2%
____________________________________

(1)
The three and six month periods ended June 30, 2017 include $0.5 million for workforce reorganization charges. The three and six month periods ended June 30, 2016 include $6.8 million for expenses related to product portfolio optimization charges and $0.2 million in pension settlement charges.

(2)
In addition to item (1) above, the three and six month periods ended June 30, 2017 include $2.0 million for workforce reorganization charges. The three and six month periods ended June 30, 2016 include ($0.3) million and $4.6 million, respectively, for expenses related to executive terminations; and the three and six month periods ended June 30, 2016 include $0.1 million in pension settlement charges.

(3)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For certain limitations and a reconciliation from net income (loss) to Adjusted EBITDA, see the "Non-GAAP Measures" and "Adjusted EBITDA" sections below in the Discussion of Second Quarter 2017 Compared to Second Quarter 2016 and the reasons we believe these non-GAAP financial measures are useful.

Discussion of Second Quarter 2017 Compared to Second Quarter 2016
Net Sales
The following table summarizes net sales by operating segment:

Three months ended June 30, (dollars in thousands) (2)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2017	2016	$ Change	% Change
U.S. & Canada	$121,871	$125,061	$(3,190)	(2.6)%	$762	(3.2)%
Latin America	36,503	40,619	(4,116)	(10.1)%	(731)	(8.3)%
EMEA	31,054	32,709	(1,655)	(5.1)%	(1,877)	0.7%
Other	8,086	9,513	(1,427)	(15.0)%	(36)	(14.6)%
Consolidated	$197,514	$207,902	$(10,388)	(5.0)%	$(1,882)	(4.1)%
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

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the second quarter of 2017 were $121.9 million, compared to $125.1 million in the second quarter of 2016, a decrease of 2.6 percent. The net sales decline was primarily driven by our retail channel which decreased 10.3 percent, or $3.0 million, due to an unfavorable price and product mix. The retail channel continues to experience softness in the market and a competitive pricing environment. Net sales in the business-to-business channel declined 1.8 percent, or $0.4 million, as a result of unfavorable price and product mix. Foodservice channel sales were flat compared to the second quarter of 2016 despite continued declines in U.S. restaurant traffic.

Net Sales — Latin America

Net sales in Latin America in the second quarter of 2017 were $36.5 million, compared to $40.6 million in the second quarter of 2016, a decrease of 10.1 percent (a decrease of 8.3 percent excluding currency fluctuation). The decline in net sales primarily resulted from our retail channel which decreased 17.6 percent, or $3.6 million, driven by lower volume and unfavorable currency, partially offset by favorable price and mix of product sold. Net sales in the foodservice channel declined 9.6 percent, or $0.4 million, primarily driven by lower volume. Business-to-business channel sales were flat compared to the second quarter of 2016 with declines in volume offset by favorable price and mix.

Net Sales — EMEA

Net sales in EMEA in the second quarter of 2017 were $31.1 million, compared to $32.7 million in the second quarter of 2016, a decrease of 5.1 percent (an increase of 0.7 percent excluding currency fluctuation). The net sales decrease was due to an unfavorable currency impact of $1.9 million among all three channels.

Gross Profit

Gross profit decreased to $40.8 million in the second quarter of 2017, compared to $50.4 million in the prior-year quarter. Gross profit as a percentage of net sales decreased to 20.6 percent in the second quarter of 2017, compared to 24.2 percent in the prior-year quarter. The primary drivers of the $9.6 million decrease in gross profit were unfavorable manufacturing activity of $9.8 million (including $3.7 million of downtime for two planned furnace rebuilds during the second quarter of 2017), unfavorable net sales impact of $7.8 million, and higher input costs (primarily electricity) of $0.7 million. These unfavorable items were partially offset by our non-repeating product portfolio optimization initiative in 2016 of $6.8 million, as well as a decrease in depreciation expense of $2.0 million compared to the prior-year quarter due to the prior year including asset life adjustments on furnaces that were decommissioned or rebuilt prior to expiration of their useful lives. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally and associated manufacturing costs, including warehousing costs, freight, and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income From Operations

Income from operations for the quarter ended June 30, 2017 decreased $12.6 million, to $7.1 million, compared to $19.7 million in the prior-year quarter. Income from operations as a percentage of net sales was 3.6 percent for the quarter ended June 30, 2017, compared to 9.5 percent in the prior-year quarter. The decrease in income from operations is the result of the decrease in gross profit of $9.6 million (discussed above), as well as an increase in selling, general and administrative expenses of $3.0 million. The increase in selling, general and administrative expenses is due to $3.0 million of expense attributable to our e-commerce initiative and $2.0 million of workforce reorganization charges, partially offset by lower incentive compensation of $1.7 million.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net (loss) of $(0.8) million, or $(0.04) per diluted share, in the second quarter of 2017, compared to net income of $8.7 million, or $0.40 per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was (0.4) percent in the second quarter of 2017, compared to 4.2 percent in the prior-year quarter. The reduction in net income (loss) and diluted net income (loss) per share is due to the factors discussed in Income From Operations above, as well as an increase of $1.4 million in other expense, which includes a $1.0 million unfavorable change in mark-to-market natural gas contracts and a $0.7 million unfavorable change in gain/loss on currency transactions. Partially offsetting the unfavorable factors was a favorable $4.5 million change in our provision for income taxes. The effective tax rate was 163.0 percent for the second quarter of 2017, compared to 43.5 percent in the prior-year quarter. The change in the effective tax rate was driven by several items, including lower pretax income, the timing and mix of pretax income earned in tax jurisdictions with varying tax rates, and the impact of foreign exchange losses compared to gains in the prior year.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended June 30, (dollars in thousands) (2)				Segment EBIT Margin
	2017	2016	$ Change	2017	2016
U.S. & Canada	$15,045	$24,457	$(9,412)	12.3%	19.6%
Latin America	$1,907	$8,570	$(6,663)	5.2%	21.1%
EMEA	$(2,057)	$355	$(2,412)	(6.6)%	1.1%
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. Segment EBIT also includes an allocation of manufacturing costs for inventory produced at a Libbey facility outside of its end market which can fluctuate year over year based on production volumes for other regions. See note 10 to the Condensed Consolidated Financial Statements for a reconciliation of Segment EBIT to net income (loss).

(2)
In the first quarter of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results.

Segment EBIT — U.S. & Canada

Segment EBIT was $15.0 million in the second quarter of 2017, compared to $24.5 million in the second quarter of 2016. The $9.4 million decrease in Segment EBIT was driven by an unfavorable sales impact of $7.6 million and our 2017 e-commerce initiative of $3.0 million. Partially offsetting these unfavorable items was a favorable change of $1.1 million in our incentive compensation. In addition, U.S. manufacturing facilities experienced lower production efficiencies, offset by less downtime, during the second quarter of 2017 compared to the prior year period.

Segment EBIT — Latin America

Segment EBIT decreased to $1.9 million in the second quarter of 2017, compared to $8.6 million in the second quarter of 2016. The primary drivers of the $6.7 million decrease were an unfavorable manufacturing activity impact of $6.3 million (including additional downtime of $1.1 million due to a planned furnace rebuild), an unfavorable mark-to-market impact on our natural gas hedges of $1.0 million, higher input costs of $0.6 million, and an unfavorable currency impact of $0.3 million. Partially offsetting the unfavorable items was a positive sales impact of $1.9 million.

Segment EBIT — EMEA

Segment EBIT was a loss of $(2.1) million in the second quarter of 2017, compared to income of $0.4 million in the second quarter of 2016. The primary drivers of the $2.4 million decrease in Segment EBIT were an unfavorable manufacturing activity impact of $2.7 million resulting primarily from a planned furnace rebuild, and an unfavorable sales impact of $1.7 million, partially offset by lower depreciation expense of $1.7 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $20.4 million in the second quarter of 2017, to $20.2 million, compared to $40.6 million in the second quarter of 2016. As a percentage of net sales, Adjusted EBITDA was 10.2 percent for the second quarter of 2017, compared to 19.5 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Discussion of Second Quarter 2017 Compared to Second Quarter 2016 and the elimination of the special items noted below in the reconciliation of net income (loss) to Adjusted EBITDA.

	Three months ended June 30,
(dollars in thousands)	2017	2016
Net income (loss) (U.S. GAAP)	$(832)	$8,695
Add:
Interest expense	5,138	5,154
Provision for income taxes	2,152	6,691
Depreciation and amortization	11,228	13,354
Add: Special items before interest and taxes:
Pension settlement	—	212
Product portfolio optimization (1)	—	6,784
Reorganization charges (2)	2,488	—
Executive terminations	—	(328)
Adjusted EBITDA (non-GAAP)	$20,174	$40,562
_________________________

(1)	Product portfolio optimization relates to inventory reductions to simplify and improve our operations.

(2)	Workforce reorganization as a part of our cost savings initiatives.

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

Constant Currency

We translate revenue and expense accounts in our non-U.S. operations at current average exchange rates during the year. References to "constant currency," "excluding currency impact" and "adjusted for currency" are considered non-GAAP measures. Constant currency references regarding net sales reflect a simple mathematical translation of local currency results using the comparable prior period’s currency conversion rate. Constant currency references regarding Segment EBIT and Adjusted EBITDA comprise a simple mathematical translation of local currency results using the comparable prior period's currency conversion rate plus the transactional impact of changes in exchange rates from revenues, expenses and assets and liabilities that are denominated in a currency other than the functional currency. We believe this non-GAAP constant currency information provides valuable supplemental information regarding our core operating results, better identifies operating trends that may otherwise by masked or distorted by exchange rate changes and provides a higher degree of transparency of information used by management in its evaluation of our ongoing operations. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP. Our currency market risks include currency fluctuations relative to the U.S. dollar, Canadian dollar, Mexican peso, Euro and RMB.

Discussion of First Six Months 2017 Compared to First Six Months 2016

Net Sales

The following table summarizes net sales by operating segment:

Six months ended June 30,			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
(dollars in thousands) (2)	2017	2016	$ Change	% Change
U.S. & Canada	$231,200	$237,113	$(5,913)	(2.5)%	$1,302	(3.0)%
Latin America	67,225	74,822	(7,597)	(10.2)%	(3,461)	(5.5)%
EMEA	56,385	60,569	(4,184)	(6.9)%	(3,479)	(1.2)%
Other	15,698	18,205	(2,507)	(13.8)%	(259)	(12.3)%
Consolidated	$370,508	$390,709	$(20,201)	(5.2)%	$(5,897)	(3.7)%

_________________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

(2)
In the first six months of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada were $231.2 million in the first six months of 2017, compared to $237.1 million in the first six months of 2016, a decrease of 2.5 percent. The primary contributors were an unfavorable price and mix of product sold, offset by an increase in volume in all channels and $1.3 million of favorable currency. The decline in both our retail (decrease of 8.7 percent, or $5.1 million) and foodservice (decrease of 1.7 percent, or $2.4 million) channels was driven by continued softness in the market and a competitive pricing environment. Although the business-to-business channel experienced similar trends, the favorable volume exceeded the unfavorable price and mix to result in a net sales increase of 3.8 percent, or $1.6 million, in comparison to the first half of 2016.

Net Sales — Latin America

Net sales in Latin America were $67.2 million in the first six months of 2017, compared to $74.8 million in the first six months of 2016, a decrease of 10.2 percent (a decrease of 5.5 percent excluding the impact of currency). The decline in net sales primarily resulted from our retail channel which decreased 14.3 percent, or $5.2 million, driven by lower volume and an unfavorable currency impact, partially offset by favorable price and mix of product sold. In addition, the business-to-business channel was down 6.7 percent, or $2.1 million, driven by lower volume and an unfavorable currency impact, partially offset by favorable price and mix of product sold.

Net Sales — EMEA

Net sales in EMEA were $56.4 million in the first six months of 2017, compared to $60.6 million in the first six months of 2016, a decrease of 6.9 percent (a decrease of 1.2 percent excluding currency fluctuation). The decrease in net sales resulted from the devaluation of the euro across all channels, as well as less volume in the retail channel due to the negative impacts of the macro economy and increased competition.

Gross Profit

Gross profit decreased to $71.1 million in the first six months of 2017, compared to $90.4 million in the prior year period. Gross profit as a percentage of net sales decreased to 19.2 percent in the six months ended June 30, 2017, compared to 23.1 percent in the prior-year period. Contributing to the $19.3 million decrease in gross profit were lower manufacturing activity of $15.5 million (including additional downtime of $8.0 million related to planned furnace rebuilds), an unfavorable sales impact of $11.1 million, an unfavorable currency impact of $1.3 million and higher electricity costs of $1.0 million. Partially offsetting these unfavorable items were our non-repeating product portfolio optimization initiative in 2016 of $6.8 million and lower depreciation expense of $2.8 million.

Income From Operations

Income from operations for the six months ended June 30, 2017 decreased $21.1 million, to $4.4 million, compared to $25.6 million in the prior-year period. Income from operations as a percentage of net sales was 1.2 percent for the six months ended June 30, 2017, compared to 6.5 percent in the prior-year period. The decrease in income from operations is the result of the decrease in gross profit of $19.3 million (discussed above), as well as an increase in selling, general and administrative expenses of $1.8 million. The increase in selling, general and administrative expenses is due to our e-commerce initiative of $5.9 million and workforce reorganization charges of $2.0 million. These unfavorable items were partially offset by the 2016 executive termination expenses of $4.6 million that did not repeat in 2017 and lower incentive compensation of $1.9 million.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net loss of $(7.4) million, or $(0.34) per diluted share, in the first six months of 2017, compared to net income of $9.4 million, or $0.43 per diluted share, in the year-ago period. Net income (loss) as a percentage of net sales was (2.0) percent in the first six months of 2017, compared to 2.4 percent in the first six months of 2016. The decrease in net income (loss) and diluted net income (loss) per share is generally due to the factors discussed in Income From Operations above, as well as an increase of $3.7 million in other expense, which includes a $2.0 million unfavorable change in mark-to-market natural gas contracts and a $1.5 million unfavorable change in gain/loss on currency transactions. Partially offsetting the unfavorable factors were a favorable $7.6 million change in our provision for income taxes and lower interest expense of $0.4 million.
The effective tax rate was 12.6 percent for the first six months of 2017, compared to 41.0 percent in the year-ago period. The change in the effective tax rate was driven by several items, including lower pretax income, the timing and mix of pretax income earned in tax jurisdictions with varying tax rates, and the impact of foreign exchange losses compared to gains in the prior period. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for further details on the effective tax rate.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Six months ended June 30, 2017				Segment EBIT Margin
(dollars in thousands) (2)	2017	2016	$ Change	2017	2016
U.S. & Canada	$22,546	$37,297	$(14,751)	9.8%	15.7%
Latin America	$(1,172)	$13,272	$(14,444)	(1.7)%	17.7%
EMEA	$(2,894)	$(142)	$(2,752)	(5.1)%	(0.2)%
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. Segment EBIT also includes an allocation of manufacturing costs for inventory produced at a Libbey facility outside of its end market which can fluctuate year over year based on production volumes for other regions. See note 10 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

(2)
In the first quarter of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results.

Segment EBIT — U.S. & Canada

Segment EBIT decreased to $22.5 million in the first six months of 2017, compared to $37.3 million in the first six months of 2016. Segment EBIT as a percentage of net sales decreased to 9.8 percent for the six months ended June 30, 2017, compared to 15.7 percent in the prior-year six month period. The primary drivers of the $14.8 million Segment EBIT decrease were a lower sales impact of $10.5 million, our 2017 e-commerce initiative of $5.9 million and additional marketing expenses of $1.2 million. Partially offsetting these unfavorable items was favorable manufacturing activity of $2.7 million.

Segment EBIT — Latin America

Segment EBIT decreased to a loss of $(1.2) million in the first six months of 2017, compared to $13.3 million in the prior year period. Segment EBIT as a percentage of net sales decreased to (1.7) percent for the six months ended June 30, 2017, compared to 17.7 percent in the prior-year six month period. The primary drivers of the $14.4 million decrease include an unfavorable manufacturing activity of $12.0 million (including additional downtime of $4.9 million due to a planned furnace rebuild), an unfavorable currency impact of $3.0 million, an unfavorable mark-to-market impact on our natural gas hedges of $2.0 million, and higher input costs of $0.7 million (mainly related to electricity). Partially offsetting these unfavorable items was a positive sales impact of $4.0 million.

Segment EBIT — EMEA

Segment EBIT decreased to a loss of $(2.9) million for the first six months of 2017, compared to a loss of $(0.1) million in the prior-year period. Segment EBIT as a percentage of net sales for EMEA decreased to (5.1) percent for the first six months of 2017, compared to (0.2) percent in the prior-year period. The primary drivers of the $2.8 million decrease in Segment EBIT were an unfavorable sales impact of $3.0 million and unfavorable manufacturing activity of $2.3 million (including $3.1 million of additional downtime due to a planned furnace rebuild). Partially offsetting these unfavorable items was lower depreciation expense of $2.0 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $37.0 million in the first six months of 2017, to $26.4 million, compared to $63.4 million in the first six months of 2016. As a percentage of net sales, Adjusted EBITDA was 7.1 percent for the first six months of 2017, compared to 16.2 percent in the year ago period. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Discussion of First Six Months 2017 Compared to First Six Months 2016 and the elimination of the special items noted below in the reconciliation of net income (loss) to Adjusted EBITDA.

	Six months ended June 30,
(dollars in thousands)	2017	2016
Net income (loss) (U.S. GAAP)	$(7,402)	$9,413
Add:
Interest expense	10,005	10,398
Provision (benefit) for income taxes	(1,066)	6,553
Depreciation and amortization	22,383	25,435
Add: Special items before interest and taxes:
Pension settlement	—	212
Product portfolio optimization (1)	—	6,784
Reorganization charges (2)	2,488	—
Executive terminations	—	4,619
Adjusted EBITDA (non-GAAP)	$26,408	$63,414
____________________________________

(1)	Product portfolio optimization relates to inventory reductions to simplify and improve our operations.

(2)	Workforce reorganization as a part of our cost savings initiatives.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Non-GAAP Measures section in the Discussion of Second Quarter 2017 Compared with Second Quarter 2016 above.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at June 30, 2017, we had no borrowings, $7.0 million outstanding in letters of credit, $0.7 million in rent and natural gas derivative liability reserves, resulting in $90.3 million of unused availability. In addition, we had $28.2 million of cash on hand at June 30, 2017, compared to $61.0 million of cash on hand at December 31, 2016. Of our total cash on hand at June 30, 2017 and December 31, 2016, $24.4 million and $32.3 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $10.9 million as of June 30, 2017. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income was paid as a dividend in the fourth quarter of 2015; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	June 30, 2017	December 31, 2016
Accounts receivable — net	$88,969	$85,113
DSO (1)	42.0	39.2
Inventories — net	$180,066	$170,009
DIO (2)	85.0	78.2
Accounts payable	$66,636	$71,582
DPO (3)	31.5	32.9
Trade Working Capital (4)	$202,399	$183,540
DWC (5)	95.5	84.4
Percentage of net sales	26.2%	23.1%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $202.4 million at June 30, 2017, an increase of $18.9 million from December 31, 2016. Our Trade Working Capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality and new products, increased accounts receivable related to timing of collections, and lower accounts payable. The impact of currency increased total Trade Working Capital by $2.5 million at June 30, 2017, in comparison to December 31, 2016. As a result of the factors above, Trade Working Capital as a percentage of the last twelve-month net sales increased to 26.2 percent at June 30, 2017 from 23.1 percent at December 31, 2016, but was favorable compared to the 27.0 percent at June 30, 2016.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2017	December 31, 2016
Borrowings under ABL Facility	floating		April 9, 2019	$—	$—
Term Loan B	floating	(1)	April 9, 2021	396,800	409,000
AICEP Loan	0.00%		July 30, 2018	3,421	3,320
Total borrowings				400,221	412,320
Less — unamortized discount and finance fees				3,840	4,480
Total borrowings — net (2)				$396,381	$407,840
____________________________________

(1)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(2)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $400.2 million and $412.3 million at June 30, 2017 and December 31, 2016, respectively. The $12.1 million decrease during the first six months of 2017 was a result of $10.0 million in optional prepayments that were in addition to the $1.1 million quarterly amortization payments of our Term Loan B, partially offset by foreign currency revaluation of the AICEP Loan. Of our total borrowings, $176.8 million, or approximately 44.2 percent, were subject to variable interest rates at June 30, 2017 as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.

Included in interest expense are the amortization of discounts and financing fees. These items amounted to $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million for both of the six month periods ended June 30, 2017 and 2016.

Cash Flow

	Six months ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$9,909	$32,355
Net cash used in investing activities	$(27,048)	$(15,511)
Net cash used in financing activities	$(16,785)	$(19,296)

Our net cash provided by operating activities was $9.9 million in the first six months of 2017, compared to $32.4 million in the first six months of 2016, an unfavorable cash flow impact of $(22.4) million. Contributing to the decrease in cash flow from operations were lower operating earnings, higher incentive compensation payments and lower value added tax collections. Partially offsetting these unfavorable cash flows were a favorable cash flow impact of $7.3 million related to the change in accounts receivable, inventories, and accounts payable, lower interest payments of $3.0 million and lower income tax payments of $2.5 million.

Our net cash used in investing activities was $(27.0) million and $(15.5) million in the first six months of 2017 and 2016, respectively, representing capital expenditures.

Net cash used in financing activities was $(16.8) million in the first six months of 2017, compared to $(19.3) million in the year-ago period. The first six months of 2017 reflect Term Loan B payments of $(12.2) million and dividends of $(5.2) million; all partially offset by proceeds from stock option exercises of $0.5 million. The first six months of 2016 reflect Term Loan B payments of $(12.2) million, dividends of $(5.0) million, the purchase of treasury shares of $(2.0) million, and other debt repayments of $(0.4) million; all partially offset by proceeds from stock option exercises of $1.1 million.

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Six months ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$9,909	$32,355
Net cash used in investing activities	(27,048)	(15,511)
Free Cash Flow (1)	$(17,139)	$16,844
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

Our Free Cash Flow was $(17.1) million during the first six months of 2017, compared to $16.8 million in the the first six months of 2016, an unfavorable change of $(34.0) million. The primary contributors to this change were the $(22.4) million and $(11.5) million in unfavorable cash flows from operating activities and investing activities, respectively, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North and Central American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At June 30, 2017, we had commodity contracts for 2,350,000 million British Thermal Units (BTUs) of natural gas with a fair market value of a $0.2 million liability. We have hedged a portion of our forecasted transactions through December 2018. At December 31, 2016, we had commodity futures contracts for 2,590,000 million BTUs of natural gas with a fair market value of a $1.5 million asset. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of June 30, 2017, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent, including the credit spread. At June 30, 2017, the Term Loan B debt held a floating interest rate of 4.10 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty held a Standard & Poor's rating of A+ by as of June 30, 2017.

The fair market value of our interest rate swap agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreement was a $1.4 million liability at June 30, 2017 and a $2.0 million liability at December 31, 2016.

Goodwill

Due to the reduced estimated fair value of our Latin America reporting unit over the course of the fourth quarter of 2016, as indicated by the goodwill tests performed at October 1, 2016 and December 31, 2016, and continued weak 2017 results, management is continuing to closely monitor this reporting unit for potential goodwill impairment. The latest estimates indicated the estimated fair value of this reporting unit remains above its carrying value as of June 30, 2017. However, if this reporting unit were to continue to miss forecasted results in a future period or were to revise its forecast downward, or a combination of both were to occur, then it would be more likely that a future impairment may occur. We performed a sensitivity analysis on the Latin America reporting unit's combined income and market approach fair value estimates. Assuming all other factors remain constant, the estimated excess fair value over carrying value would be reduced to zero if internal or external factors were to result in an increase in the discount rate of approximately 150 basis points or the reporting unit incurs a sustained miss of the forecasted profitability by approximately 10 percent.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for a detailed discussion on tax contingencies.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the three months and six months ended June 30, 2017. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	—	$—	—	941,250
May 1 to May 31, 2017	—	$—	—	941,250
June 1 to June 30, 2017	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	August 2, 2017	by:	/s/ James C. Burmeister
James C. Burmeister
Vice President, Chief Financial Officer