Form 10-Q
period 2017-09-30
LIBBEY INC
filed 2017-11-02
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Common Stock, $.01 par value 22,016,108 shares at October 26, 2017.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,
	2017	2016
Net sales	$187,339	$196,873
Freight billed to customers	1,058	703
Total revenues	188,397	197,576
Cost of sales	151,202	155,694
Gross profit	37,195	41,882
Selling, general and administrative expenses	29,082	28,540
Goodwill impairment	79,700	—
Income (loss) from operations	(71,587)	13,342
Other income	621	248
Earnings (loss) before interest and income taxes	(70,966)	13,590
Interest expense	5,118	5,231
Income (loss) before income taxes	(76,084)	8,359
Provision for income taxes	2,731	5,450
Net income (loss)	$(78,815)	$2,909

Net income (loss) per share:
Basic	$(3.57)	$0.13
Diluted	$(3.57)	$0.13
Dividends declared per share	$0.1175	$0.1150
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended September 30,
	2017	2016
Net sales	$557,847	$587,582
Freight billed to customers	2,481	1,983
Total revenues	560,328	589,565
Cost of sales	452,041	457,298
Gross profit	108,287	132,267
Selling, general and administrative expenses	95,733	93,348
Goodwill impairment	79,700	—
Income (loss) from operations	(67,146)	38,919
Other income (expense)	(2,283)	1,035
Earnings (loss) before interest and income taxes	(69,429)	39,954
Interest expense	15,123	15,629
Income (loss) before income taxes	(84,552)	24,325
Provision for income taxes	1,665	12,003
Net income (loss)	$(86,217)	$12,322

Net income (loss) per share:
Basic	$(3.92)	$0.56
Diluted	$(3.92)	$0.56
Dividends declared per share	$0.3525	$0.3450
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income (loss)	$(78,815)	$2,909	$(86,217)	$12,322

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	1,422	1,063	4,872	5,090
Change in fair value of derivative instruments, net of tax	597	501	199	(1,200)
Foreign currency translation adjustments, net of tax	2,650	485	9,647	811
Other comprehensive income, net of tax	4,669	2,049	14,718	4,701

Comprehensive income (loss)	$(74,146)	$4,958	$(71,499)	$17,023
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$21,574	$61,011
Accounts receivable — net	89,084	85,113
Inventories — net	200,181	170,009
Prepaid and other current assets	15,941	16,777
Total current assets	326,780	332,910
Purchased intangible assets — net	14,786	15,225
Goodwill	84,412	164,112
Deferred income taxes	38,119	40,016
Other assets	10,852	9,514
Property, plant and equipment — net	263,349	256,392
Total assets	$738,298	$818,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$73,645	$71,582
Salaries and wages	26,667	27,018
Accrued liabilities	49,511	41,807
Accrued income taxes	1,399	1,384
Pension liability (current portion)	2,263	2,461
Non-pension post-retirement benefits (current portion)	4,903	4,892
Derivative liability	954	1,928
Long-term debt due within one year	7,443	5,009
Total current liabilities	166,785	156,081
Long-term debt	391,439	402,831
Pension liability	44,553	43,934
Non-pension post-retirement benefits	50,208	55,373
Deferred income taxes	2,079	1,859
Other long-term liabilities	12,420	12,972
Total liabilities	667,484	673,050
Contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,016,108 shares issued in 2017 (21,864,541 shares issued in 2016)	220	219
Capital in excess of par value	332,494	329,722
Retained deficit	(151,421)	(59,625)
Accumulated other comprehensive loss	(110,479)	(125,197)
Total shareholders’ equity	70,814	145,119
Total liabilities and shareholders’ equity	$738,298	$818,169

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2016	21,864,541	$219	$329,722	$(59,625)	$(125,197)	$145,119
Cumulative-effect adjustment for the adoption of ASU 2016-09			127	2,183		2,310
Net loss				(86,217)		(86,217)
Other comprehensive income					14,718	14,718
Stock compensation expense			2,857			2,857
Dividends				(7,762)		(7,762)
Stock withheld for employee taxes			(623)			(623)
Stock issued	151,567	1	411			412
Balance September 30, 2017	22,016,108	$220	$332,494	$(151,421)	$(110,479)	$70,814
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$(86,217)	$12,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,616	36,669
Loss on asset sales and disposals	224	165
Change in accounts receivable	(2,000)	(3,714)
Change in inventories	(25,944)	(12,949)
Change in accounts payable	3,283	(6,669)
Accrued interest and amortization of discounts and finance fees	929	(1,510)
Goodwill impairment	79,700	—
Pension & non-pension post-retirement benefits, net	3,007	(1,653)
Accrued liabilities & prepaid expenses	8,716	15,174
Income taxes	(1,942)	2,344
Share-based compensation expense	2,930	4,334
Other operating activities	(94)	308
Net cash provided by operating activities	16,208	44,821

Investing activities:
Additions to property, plant and equipment	(39,140)	(23,523)
Net cash used in investing activities	(39,140)	(23,523)

Financing activities:
Borrowings on ABL credit facility	21,004	6,000
Repayments on ABL credit facility	(12,277)	(6,000)
Other repayments	(632)	(350)
Other borrowings	—	339
Repayments on Term Loan B	(18,300)	(18,300)
Stock options exercised	466	1,153
Taxes paid on distribution of equity awards	(623)	(862)
Dividends	(7,762)	(7,551)
Treasury shares purchased	—	(2,000)
Other financing activities	888	—
Net cash used in financing activities	(17,236)	(27,571)

Effect of exchange rate fluctuations on cash	731	(101)
Decrease in cash	(39,437)	(6,374)

Cash & cash equivalents at beginning of period	61,011	49,044
Cash & cash equivalents at end of period	$21,574	$42,670

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,949	$16,927
Cash paid during the period for income taxes	$2,609	$5,576

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Stock-based compensation expense	$782	$1,011	$2,930	$4,334

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform to the presentation used in the three month and nine month periods ended September 30, 2017, including the following:

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

New Accounting Standards - Adopted

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. We adopted the new guidance on January 1, 2017, requiring us to recognize all excess tax benefits and tax deficiencies related to stock compensation as income tax expense or benefit in the income statement. Excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period, subject to normal valuation allowance considerations. Previous guidance resulted in credits to equity for such tax benefits and delayed recognition until the tax benefits reduced income taxes payable. This provision in the standard was applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the year of adoption. As of January 1, 2017, we recorded a $2.3 million reduction to our retained deficit and an increase in deferred income tax assets. In addition, on the modified retrospective basis, we have elected to discontinue estimating forfeitures expected to occur when determining the amount of compensation expense to be recognized in each period, resulting in an immaterial impact to our retained deficit and capital in excess of par. We do not anticipate this change will have a material impact on our future results of operations. The presentation requirements for cash flows under the new standard were adopted on a retrospective basis, resulting in a reclassification on the Condensed Consolidated Statements of Cash Flows that increased cash provided by operating activities and increased cash used in financing activities for the nine months ended September 30, 2016.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the goodwill impairment testing by eliminating Step 2 from the goodwill impairment testing that is required should an impairment be discovered during its annual or interim assessment. ASU 2017-04 is effective for annual or interim impairment tests beginning after December 15, 2019, with early adoption permitted. We adopted this standard early in conjunction with our assessment performed at September 30, 2017; this is considered a change in accounting principle. This standard decreases the cost and complexity in applying current GAAP without significantly changing the usefulness of the information provided to users of our Condensed Consolidated Financial Statements.

New Accounting Standards - Not Yet Adopted

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

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers", as amended by ASU's 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This update is effective for interim and annual reporting periods beginning after December 15, 2017. We plan to adopt this standard in the first quarter of 2018 using the modified retrospective method, whereby the cumulative effect of applying the standard is recognized at the date of initial application. We have substantially completed our evaluation of significant contracts and the review of our current accounting policies and practices to identify potential differences that would result from applying the requirements of ASU 2014-09 to our revenue contracts. In addition, we have identified, and are in the process of implementing, appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. Based on the foregoing, we do not expect the adoption of ASU 2014-09 to have a material impact on the amount and timing of revenue recognized in our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires a lessee to recognize on the balance sheet, assets and liabilities for leases with lease terms of more than 12 months. Leases will be classified as either finance or operating leases, with classification affecting the pattern of expense recognition in the income statement. The new guidance also clarifies the definition of a lease and disclosure requirements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early application permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. We are currently evaluating the impact of this guidance on our financial statements and related disclosures, including the increase in the assets and liabilities on our balance sheet. To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, as well as assessing system requirements and control implications. See note 16, Operating Leases, in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for our minimum lease commitments under non-cancellable operating leases.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." ASU 2017-07 requires that only the service cost component of pension and post-retirement benefit costs be reported within income from operations. The other components of net benefit cost are required to be presented in the income statement outside of income from operations, if presented. In addition, this ASU allows only the service cost component to be eligible for capitalization when applicable. ASU 2017-07 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. Presentation on the Condensed Consolidated Statements of Operations will be retrospective and any impact to capitalized costs will be prospectively adopted. We plan to adopt this standard in the first quarter of 2018 and expect the impact to be reclassifications of applicable costs and credits from income from operations to other income (expense).

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 amends the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. ASU 2017-12 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this guidance, including transition elections and required disclosures, on our financial statements and the timing of adoption.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2017	December 31, 2016
Accounts receivable:
Trade receivables	$87,315	$82,851
Other receivables	1,769	2,262
Total accounts receivable, less allowances of $7,176 and $7,832	$89,084	$85,113

Inventories:
Finished goods	$183,212	$152,261
Work in process	1,456	1,625
Raw materials	3,549	4,432
Repair parts	10,645	10,558
Operating supplies	1,319	1,133
Total inventories, less loss provisions of $10,727 and $9,484	$200,181	$170,009

Accrued liabilities:
Accrued incentives	$24,674	$19,771
Other accrued liabilities	24,837	22,036
Total accrued liabilities	$49,511	$41,807

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2017	December 31, 2016
Borrowings under ABL Facility	floating		April 9, 2019	$8,727	$—
Term Loan B	floating	(1)	April 9, 2021	390,700	409,000
AICEP Loan	0.00%		July 30, 2018	3,043	3,320
Total borrowings				402,470	412,320
Less — unamortized discount and finance fees				3,588	4,480
Total borrowings — net				398,882	407,840
Less — long term debt due within one year				7,443	5,009
Total long-term portion of borrowings — net				$391,439	$402,831
________________________

(1)
We have entered into an interest rate swap that effectively fixes a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swap in note 8 for additional details. The Term Loan B floating interest rate was 4.24 percent at September 30, 2017.

At September 30, 2017, the available borrowing base under the ABL Facility was offset by a $0.5 million rent reserve and a $0.1 million natural gas derivative liability. The ABL Facility also provides for the issuance of up to $30.0 million of letters of credit which, when outstanding, are applied against the $100.0 million limit. At September 30, 2017, $7.2 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $83.5 million at September 30, 2017, compared to $88.4 million at December 31, 2016.

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

Our effective tax rate was (2.0) percent for the nine months ended September 30, 2017, compared to 49.3 percent for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017, which was below the United States statutory rate, was affected by the nondeductible goodwill impairment charge of (40.2) percent, the timing and mix of pretax income earned in jurisdictions with rates lower than the United States statutory rate of 13.7 percent, the impact of foreign exchange of (5.3) percent, and other items including foreign withholding tax and nondeductible expenses of (5.2) percent. Our effective tax rate for the nine months ended September 30, 2016, which was above the United States statutory rate, was affected by the timing and mix of pretax income earned in jurisdictions with rates lower than the United States statutory rate of 5.9 percent, the impact of foreign exchange of (15.4) percent, and other items including foreign withholding tax and nondeductible expenses of 23.8 percent.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, one of our Mexican subsidiaries received a tax assessment from the Mexican tax authority (SAT) related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time. There were no significant developments affecting this matter for the nine months ended September 30, 2017.

See note 2 for details regarding the tax effects of adopting ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," effective January 1, 2017.

6.	Pension and Non-pension Post-retirement Benefits

We have pension plans covering the majority of our employees. Benefits generally are based on compensation and service for salaried employees and job grade and length of service for hourly employees. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers certain salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006, and most hourly U.S.-based employees (excluding employees hired at Shreveport after December 15, 2008 and at Toledo after September 30, 2010). Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly owned subsidiary in Mexico and are unfunded.

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$979	$929	$286	$313	$1,265	$1,242
Interest cost	3,445	3,740	725	663	4,170	4,403
Expected return on plan assets	(5,619)	(5,757)	—	—	(5,619)	(5,757)
Amortization of unrecognized:
Prior service cost (credit)	59	65	(54)	(53)	5	12
Actuarial loss	1,308	1,068	156	412	1,464	1,480
Pension expense	$172	$45	$1,113	$1,335	$1,285	$1,380

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$2,937	$2,788	$814	$948	$3,751	$3,736
Interest cost	10,337	11,222	2,063	2,005	12,400	13,227
Expected return on plan assets	(16,859)	(17,272)	—	—	(16,859)	(17,272)
Amortization of unrecognized:
Prior service cost (credit)	177	197	(153)	(160)	24	37
Actuarial loss	3,925	3,204	446	817	4,371	4,021
Settlement charge	—	42	—	170	—	212
Pension expense	$517	$181	$3,170	$3,780	$3,687	$3,961

We have contributed $0.6 million and $2.6 million of cash into our pension plans for the three months and nine months ended September 30, 2017, respectively. Pension contributions for the remainder of 2017 are estimated to be $0.5 million.

We provide certain retiree health care and life insurance benefits covering our U.S. and Canadian salaried employees hired before January 1, 2004, and a majority of our union hourly employees (excluding employees hired at Shreveport after December 15, 2008 and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension, post-retirement plans cover the hourly and salaried U.S.-based employees of Libbey (excluding those mentioned above). The non-U.S., non-pension, post-retirement plans cover the retirees and active employees of Libbey who are located in Canada. The post-retirement benefit plans are unfunded.

The provision for our non-pension post-retirement benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$157	$200	$—	$—	$157	$200
Interest cost	526	652	10	11	536	663
Amortization of unrecognized:
Prior service cost (credit)	(50)	35	—	—	(50)	35
Actuarial loss / (gain)	(65)	21	(13)	(10)	(78)	11
Non-pension post-retirement benefit expense	$568	$908	$(3)	$1	$565	$909

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Service cost	$473	$598	$1	$1	$474	$599
Interest cost	1,578	1,956	32	35	1,610	1,991
Amortization of unrecognized:
Prior service cost (credit)	(151)	105	—	—	(151)	105
Actuarial loss / (gain)	(194)	61	(39)	(32)	(233)	29
Non-pension post-retirement benefit expense	$1,706	$2,720	$(6)	$4	$1,700	$2,724

Our 2017 estimate of non-pension cash payments is $4.0 million, and we have paid $1.0 million and $2.6 million for the three months and nine months ended September 30, 2017, respectively.

7.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2017	2016	2017	2016
Numerator for earnings per share:
Net income (loss) that is available to common shareholders	$(78,815)	$2,909	$(86,217)	$12,322

Denominator for basic earnings per share:
Weighted average shares outstanding	22,075,318	21,894,017	22,015,008	21,869,922

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	177,176	—	156,304
Adjusted weighted average shares and assumed conversions	22,075,318	22,071,193	22,015,008	22,026,226

Basic earnings (loss) per share	$(3.57)	$0.13	$(3.92)	$0.56

Diluted earnings (loss) per share	$(3.57)	$0.13	$(3.92)	$0.56

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	63,488	—	92,051	—
Inclusion would have been anti-dilutive (excluded from calculation)	893,198	605,032	780,062	619,058

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
Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

	Asset Derivatives:
(dollars in thousands)	September 30, 2017		December 31, 2016
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Prepaid and other current assets	$—	Prepaid and other current assets	$702
Natural gas contracts	Other assets	8	Other assets	45
Total designated		8		747
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Prepaid and other current assets	—	Prepaid and other current assets	732
Natural gas contracts	Other assets	—	Other assets	29
Total undesignated		—		761
Total		$8		$1,508

	Liability Derivatives:
(dollars in thousands)	September 30, 2017		December 31, 2016
Derivatives designated as hedging instruments under FASB ASC 815:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural gas contracts	Derivative liability - current	$45	Derivative liability - current	$—
Interest rate contract	Derivative liability - current	852	Derivative liability - current	1,928
Interest rate contract	Other long-term liabilities	96	Other long-term liabilities	107
Total designated		993		2,035
Derivatives not designated as hedging instruments under FASB ASC 815:
Natural gas contracts	Derivative liability - current	57	Derivative liability - current	—
Natural gas contracts	Other long-term liabilities	5	Other long-term liabilities	—
Total undesignated		62		—
Total		$1,055		$2,035

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, up to 18 months in the future. The fair values of these instruments are determined from market quotes. As of September 30, 2017, we had commodity contracts for 2,590,000 MMBTUs of natural gas. At December 31, 2016, we also had commodity contracts for 2,590,000 MMBTUs of natural gas.

All of our derivatives for natural gas in the U.S. qualify and are designated as cash flow hedges at September 30, 2017. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

Since October 1, 2014, our derivatives for natural gas in Mexico have not been designated as cash flow hedges. All mark-to-market changes on these derivatives are reflected in other income (expense).

We (received) paid additional cash related to natural gas derivative settlements of $0.1 million and $0.1 million in the three months ended September 30, 2017 and 2016, respectively, and $(0.2) million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively, due to the difference between the fixed unit rate of our natural gas contracts and the variable unit rate of our natural gas cost from suppliers. Based on our current valuation, we estimate that accumulated losses for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next 12 months will result in an immaterial impact to our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our natural gas contracts:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Derivatives in Cash Flow Hedging relationships:
Natural gas contracts	$6	$(35)	$(703)	$59
Total	$6	$(35)	$(703)	$59

The following table provides a summary of the effective portion of derivative reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Operations from our natural gas contracts:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2017	2016	2017	2016
Derivative:	Location:
Natural gas contracts	Cost of sales	$(76)	$(41)	$81	$(1,096)
Total impact on net income (loss)		$(76)	$(41)	$81	$(1,096)

The following table provides a summary of the gain (loss) recognized in other income (expense) in the Condensed Consolidated Statements of Operations from our natural gas contracts in Mexico:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Contracts where hedge accounting was not elected	$(4)	$11	$(823)	$1,150
Total	$(4)	$11	$(823)	$1,150

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

Our interest rate swap qualifies and is designated as a cash flow hedge at September 30, 2017, and is accounted for under FASB ASC 815, "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the effective portion of the fair value of these hedges are recorded in other comprehensive income (loss). The ineffective portion, if any, of the change in the fair value of a derivative designated as a cash flow hedge is recognized in other income (expense). Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next 12 months will result in $0.9 million of additional interest expense in our Condensed Consolidated Statements of Operations.

The following table provides a summary of the effective portion of derivative gain (loss) recognized in other comprehensive income (loss) from our interest rate swap:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Derivatives in Cash Flow Hedging relationships:
Interest rate swap	$87	$6	$(328)	$(4,816)
Total	$87	$6	$(328)	$(4,816)

The following table provides a summary of the effective portion of derivative reclassified from accumulated other comprehensive income (loss) to the Condensed Consolidated Statements of Operations from our interest rate swap:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2017	2016	2017	2016
Derivative:	Location:
Interest rate swap	Interest (expense)	$(358)	$(767)	$(1,415)	$(1,778)
Total impact on net income (loss)		$(358)	$(767)	$(1,415)	$(1,778)

Currency Contracts

Our foreign currency exposure arises from transactions denominated in a currency other than the U.S. dollar and is primarily associated with our Canadian dollar denominated accounts receivable. From time to time, we enter into a series of foreign currency contracts to sell Canadian dollars. At September 30, 2017 and December 31, 2016, we had no foreign currency contracts outstanding. The fair values of these instruments are determined from market quotes. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change.

Gains (losses) on currency derivatives that were not designated as hedging instruments are recorded in other income (expense) as follows:

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)		2017	2016	2017	2016
Derivative:	Location:
Currency contracts	Other income (expense)	$—	$106	$—	$(281)
Total		$—	$106	$—	$(281)

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges, interest rate swap and currency contracts as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of September 30, 2017, by Standard and Poor’s.

9.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is as follows:

Three months ended September 30, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance June 30, 2017	$(20,831)	$(913)	$(93,404)	$(115,148)

Other comprehensive income (loss)	3,477	93	—	3,570
Currency impact	—	—	110	110

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,386	1,386
Amortization of prior service cost (credit) (1)	—	—	(45)	(45)
Cost of sales	—	76	—	76
Interest expense	—	358	—	358
Current-period other comprehensive income (loss)	3,477	527	1,451	5,455
Tax effect	(827)	70	(29)	(786)
Balance on September 30, 2017	$(18,181)	$(316)	$(91,982)	$(110,479)

Nine months ended September 30, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2016	$(27,828)	$(515)	$(96,854)	$(125,197)

Other comprehensive income (loss)	10,474	(1,031)	4,801	14,244
Currency impact	—	—	(628)	(628)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	4,138	4,138
Amortization of prior service cost (credit) (1)	—	—	(127)	(127)
Cost of sales	—	(81)	—	(81)
Interest expense	—	1,415	—	1,415
Current-period other comprehensive income (loss)	10,474	303	8,184	18,961
Tax effect	(827)	(104)	(3,312)	(4,243)
Balance on September 30, 2017	$(18,181)	$(316)	$(91,982)	$(110,479)

Three months ended September 30, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance on June 30, 2016	$(22,587)	$(3,561)	$(91,432)	$(117,580)

Other comprehensive income (loss)	407	(29)	—	378
Currency impact	—	—	(31)	(31)

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	1,491	1,491
Amortization of prior service cost (credit) (1)	—	—	47	47
Cost of sales	—	41	—	41
Interest Expense	—	767	—	767
Current-period other comprehensive income (loss)	407	779	1,507	2,693
Tax effect	78	(278)	(444)	(644)
Balance on September 30, 2016	$(22,102)	$(3,060)	$(90,369)	$(115,531)

Nine months ended September 30, 2016 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
Balance on December 31, 2015	$(22,913)	$(1,860)	$(95,459)	$(120,232)

Other comprehensive income (loss)	459	(4,757)	2,755	(1,543)
Currency impact	—	—	481	481

Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of actuarial loss (1)	—	—	4,050	4,050
Amortization of prior service cost (credit) (1)	—	—	142	142
Cost of sales	—	1,096	—	1,096
Interest Expense	—	1,778	—	1,778
Current-period other comprehensive income (loss)	459	(1,883)	7,428	6,004
Tax effect	352	683	(2,338)	(1,303)
Balance on September 30, 2016	$(22,102)	$(3,060)	$(90,369)	$(115,531)
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

U.S. & Canada—includes sales of manufactured and sourced tableware having an end-market destination in the U.S and Canada, excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.

Latin America—includes primarily sales of manufactured and sourced glass tableware having an end-market destination in Latin America, as well as glass products for OEMs regardless of end–market destination.

EMEA—includes primarily sales of manufactured and sourced glass tableware having an end-market destination in Europe, the Middle East and Africa.

Other—includes primarily sales of manufactured and sourced glass tableware having an end-market destination in Asia Pacific.

Our measure of profit for our reportable segments is Segment Earnings before Interest and Taxes (Segment EBIT) and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. Segment EBIT also includes an allocation of manufacturing costs for inventory produced at a Libbey facility that is located in a region other than the end market in which the inventory is sold. This allocation can fluctuate from year to year based on the relative demands for products produced in regions other than the end markets in which they are sold. As the gain (loss) on mark-to-market natural gas contracts is considered representative of our ongoing operations, it is included in Segment EBIT in 2017; the prior year derivative amount originally excluded from Segment EBIT in 2016 has been reclassified and included in Segment EBIT to conform to the current year presentation. We use Segment EBIT, along with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment EBIT for reportable segments includes an allocation of some corporate expenses based on the costs of services performed.

Certain activities not related to any particular reportable segment are reported within retained corporate costs. These costs include certain headquarter, administrative and facility costs, and other costs that are global in nature and are not allocable to the reporting segments.

The accounting policies of the reportable segments are the same as those described in note 2. We do not have any customers who represent 10 percent or more of total sales. Inter-segment sales are consummated at arm’s length and are reflected at end-market reporting below.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net Sales:
U.S. & Canada	$112,252	$117,268	$343,452	$354,381
Latin America	35,339	40,149	102,564	114,971
EMEA	33,743	32,489	90,128	93,058
Other	6,005	6,967	21,703	25,172
Consolidated	$187,339	$196,873	$557,847	$587,582

Segment EBIT:
U.S. & Canada	$10,761	$18,635	$33,307	$55,932
Latin America	3,721	1,954	2,549	15,226
EMEA	1,482	175	(1,412)	33
Other	(1,529)	(347)	(3,598)	979
Total Segment EBIT	$14,435	$20,417	$30,846	$72,170

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$14,435	$20,417	$30,846	$72,170
Retained corporate costs	(5,701)	(6,925)	(18,087)	(20,699)
Goodwill impairment (note 14)	(79,700)	—	(79,700)	—
Pension settlement	—	—	—	(212)
Reorganization charges	—	—	(2,488)	—
Product portfolio optimization	—	—	—	(6,784)
Executive terminations	—	98	—	(4,521)
Interest expense	(5,118)	(5,231)	(15,123)	(15,629)
Provision for income taxes	(2,731)	(5,450)	(1,665)	(12,003)
Net income (loss)	$(78,815)	$2,909	$(86,217)	$12,322

Depreciation & Amortization:
U.S. & Canada	$2,850	$2,883	$9,016	$9,718
Latin America	4,850	4,667	13,757	13,725
EMEA	1,816	1,885	5,508	7,660
Other	1,138	1,325	3,821	4,162
Corporate	579	474	1,514	1,404
Consolidated	$11,233	$11,234	$33,616	$36,669

Capital Expenditures:
U.S. & Canada	$2,751	$3,037	$7,145	$9,030
Latin America	3,937	2,041	15,401	5,717
EMEA	5,050	1,549	15,446	4,656
Other	348	939	816	2,529
Corporate	6	446	332	1,591
Consolidated	$12,092	$8,012	$39,140	$23,523

11.	Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 — Unobservable inputs based on our own assumptions.

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(99)	$—	$(99)	$—	$1,508	$—	$1,508
Interest rate swap	—	(948)	—	(948)	—	(2,035)	—	(2,035)
Net derivative asset (liability)	$—	$(1,047)	$—	$(1,047)	$—	$(527)	$—	$(527)

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

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		September 30, 2017		December 31, 2016
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$390,700	$359,444	$409,000	$412,068

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues, and the fair value of our ABL Facility approximates carrying value due to variable rates. The fair value of our other immaterial debt approximates carrying value at September 30, 2017 and December 31, 2016. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

12.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Gain (loss) on currency transactions	$548	$348	$(1,687)	$(376)
Gain (loss) on mark-to-market natural gas contracts	(4)	11	(823)	1,150
Other non-operating income (expense)	77	(111)	227	261
Other income (expense)	$621	$248	$(2,283)	$1,035

13.	Contingencies

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

In connection with the above proceedings, an estimated environmental liability of $0.8 million and $0.9 million has been recorded in other long-term liabilities and a recoverable amount of $0.4 million and $0.5 million has been recorded in other long-term assets in the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively. Although we cannot predict the ultimate outcome of this proceeding, we believe that it will not have a material adverse impact on our financial condition, results of operations or liquidity.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to note 5, Income Taxes, for a detailed discussion on tax contingencies.

14.	Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2017 are as follows:

(dollars in thousands)	U.S. & Canada	Latin America	EMEA	Total
Beginning balance December 31, 2016:
Goodwill	$43,872	$125,681	$9,434	$178,987
Accumulated impairment losses	(5,441)	—	(9,434)	(14,875)
Net beginning balance	38,431	125,681	—	164,112
Impairment	—	(79,700)	—	(79,700)
Ending balance September 30, 2017:
Goodwill	43,872	125,681	9,434	178,987
Accumulated impairment losses	(5,441)	(79,700)	(9,434)	(94,575)
Net ending balance	$38,431	$45,981	$—	$84,412

As part of our on-going assessment of goodwill, we noted that third quarter sales, profitability and cash flow of our Mexico reporting unit (within the Latin America segment) significantly underperformed in comparison to the forecast, and expectations for the fourth quarter of 2017 were lowered as well. These factors, as well as continuing competitive pressures, long term weakness of the Mexican peso relative to the U.S. dollar, and an increase in the discount rate of 70 basis points since December 31, 2016 (the most recent valuation date), all contributed to increased pressure on the outlook of the reporting unit. As a result, we determined a triggering event had occurred for our Mexico reporting unit. Accordingly, an interim impairment test was performed as of September 30, 2017, indicating that the carrying value of the Mexico reporting unit exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $79.7 million during the third quarter of 2017.

When performing our test for impairment, we measured each reporting unit's fair value using a combination of "income" and "market" approaches on a shipping point basis. The income approach calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer. Significant estimates in the income approach include the following: discount rate; expected financial outlook and profitability of the reporting unit's business; and foreign currency impacts (all Level 3 inputs in the fair value hierarchy). Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors. The market approach uses the "Guideline Company" method, which calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. Significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, assessing comparable multiples, as well as consideration of control premiums (Level 2 inputs). The blended approach assigns a 70 percent weighting to the income approach and 30 percent to the market approach (Level 3 input). The higher weighting is given to the income approach due to some limitations of publicly available peer information used in the market approach. The blended fair value of both approaches is then compared to the carrying value, and to the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, an impairment is recorded.

With the estimated fair value of the Mexico reporting unit equaling its carrying value as of September 30, 2017, there is a potential of future impairment for the remaining goodwill balance of $46.0 million should the discount rate increase or the challenging environment last longer or be deeper than expected and require us to further reduce our expected future operating results.

As a result of the factors noted above, we evaluated the fair value of our long-lived assets noting that the fair value continues to exceed carrying value as of September 30, 2017.

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

Overview

During the third quarter of 2017, we continued to operate in a very competitive environment, with slow economic growth. With global industry capacity exceeding demand and several of our competitors throughout the world experiencing financial difficulties, our businesses in all channels globally was impacted by intense competition. We see some limited signs of this competitive environment abating in the near future.

In addition to the impact on our business of the challenging competitive and market environments, our businesses in the U.S. and Canada and Latin America segments were impacted by weather–related events and natural disasters in the third quarter of 2017. Hurricanes and flooding in the third quarter of 2017 negatively impacted the U.S. economy, and net sales in our U.S. and Canada segment in particular. The U.S. economy is expected to rebound in the fourth quarter and into 2018. We have observed declines in U.S. foodservice traffic for every quarter since 2012, as reported by third-party research firms Knapp-Track and Black Box Intelligence. Despite the decline in overall foodservice traffic, we have experienced year-to-date growth through September 30, 2017, in our dinnerware and flatware volume. Downward trends in U.S. retail point-of-sale data for the casual glass beverage-ware category continue. Many brick-and-mortar retail stores have reported lower sales or marginal sales gains year over year in their latest quarter, with some large retailers announcing plans to shut down stores and reduce overhead costs as they shift from brick-and-mortar to on-line commerce. Management expects the trends experienced in the U.S. foodservice and retail distribution channels to continue throughout 2017. Although the Mexican economy continues to advance at a slow pace due to volatility in the peso exchange rate as well as rebuilding from the earthquakes, economic indicators are showing signs of recovery in 2018, especially in Brazil, where political instability has decreased considerably over the last few months. The European economy continues to show signs of improvement in unemployment and GDP; however, they are partially offset by political unrest from the Brexit negotiations. China's competitive environment continues to be challenging, and the economic growth rates remain similar to those experienced in 2016. The business-to-business channel is impacted by general economic trends in each region and is dependent on customer demands.

In the third quarter of 2017, our net sales of $187.3 million were 4.8 percent lower than the prior-year quarter, or 6.2 percent lower on a constant currency basis, as the Latin America and U.S. & Canada segments experienced a decrease in net sales. U.S. & Canada net sales for the third quarter were negatively impacted by approximately $4.0 million as a result of weather related disasters (described above), as well as unfavorable product mix and price as we continued operating in this very competitive environment. Net sales in Latin America for the third quarter of 2017 decreased 12.0 percent as compared to the prior-year quarter, or 14.7 percent on a constant currency basis, as a result of lower volume in our business-to-business and retail channels, partially offset by improved price and mix as a result of the increased pricing we have achieved in this segment. Net sales in the EMEA segment increased 3.9 percent, or 3.2 percent on a constant currency basis, as the result of higher volume in the third quarter of 2017. We recorded a net loss of $(78.8) million for the three months ended September 30, 2017, compared to net income of $2.9 million in the year-ago quarter. Our profitability was impacted by a non-cash goodwill impairment charge of $79.7 million in our Latin America segment, heightened competitive pressures that led to weaker sales margins, higher selling, general and administrative costs related to our e-commerce initiative and the unexpected impact of weather-related events and natural disasters. In spite of the challenging competitive and market environments, as well as the negative impact from unforeseen weather and natural disasters, we are seeing signs that our initiatives are positively impacting our financial results. Profitability improved in EMEA, and Latin America pricing actions have favorably impacted results. Progress continues on our e-commerce platform, with the addition of new customers to our platform in time for the holiday season.

During the third quarter of 2017, we paid an $0.1175 per share dividend, made an optional Term Loan B payment of $5.0 million, and reinvested in the business. Through the first nine months of 2017, we made optional Term loan B payments of $15.0 million and paid $7.8 million in dividends. We will continue to take a balanced approach to our capital allocation for the remainder of 2017. Given the softness in our markets, we believe it is prudent to continue prioritizing debt reduction with our excess capital over the near term.

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

U.S. & Canada—includes sales of manufactured and sourced tableware having an end-market destination in the U.S and Canada, excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.
Latin America—includes primarily sales of manufactured and sourced glass tableware having an end-market destination in Latin America, as well as glass products for OEMs regardless of end–market destination.

EMEA—includes primarily sales of manufactured and sourced glass tableware having an end-market destination in Europe, the Middle East and Africa.

Other—includes primarily sales of manufactured and sourced glass tableware having an end-market destination in Asia Pacific.

Results of Operations

The following table presents key results of our operations for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except percentages and per-share amounts)	2017	2016	2017	2016
Net sales	$187,339	$196,873	$557,847	$587,582
Gross profit (1)	$37,195	$41,882	$108,287	$132,267
Gross profit margin	19.9%	21.3%	19.4%	22.5%
Income (loss) from operations (IFO) (2)	$(71,587)	$13,342	$(67,146)	$38,919
IFO margin	(38.2)%	6.8%	(12.0)%	6.6%
Net income (loss) (1) (2)	$(78,815)	$2,909	$(86,217)	$12,322
Net income (loss) margin	(42.1)%	1.5%	(15.5)%	2.1%
Diluted net income (loss) per share	$(3.57)	$0.13	$(3.92)	$0.56
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (3)	$19,967	$24,726	$46,375	$88,140
Adjusted EBITDA margin	10.7%	12.6%	8.3%	15.0%
____________________________________

(1)
The nine month period ended September 30, 2017 includes $0.5 million for workforce reorganization charges. The nine month period ended September 30, 2016 includes $6.8 million in product portfolio optimization charges and $0.2 million in pension settlement charges.

(2)
In addition to item (1) above, the three and nine month periods ended September 30, 2017 include a $79.7 million non-cash goodwill impairment charge in our Latin America segment; additionally, the nine month period ended September 30, 2017 includes $2.0 million for workforce reorganization charges. The three and nine month periods ended September 30, 2016 include income of $0.1 million and expense of $4.5 million, respectively, related to executive terminations; and the nine month period ended September 30, 2016 includes $0.1 million in pension settlement charges.

(3)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For certain limitations and a reconciliation from net income (loss) to Adjusted EBITDA, see the "Non-GAAP Measures" and "Adjusted EBITDA" sections below in the Discussion of Third Quarter 2017 Compared to Third Quarter 2016 and the reasons we believe these non-GAAP financial measures are useful.

Discussion of Third Quarter 2017 Compared to Third Quarter 2016
Net Sales
The following table summarizes net sales by operating segment:

Three months ended September 30, (dollars in thousands) (2)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2017	2016	$ Change	% Change
U.S. & Canada	$112,252	$117,268	$(5,016)	(4.3)%	$1,190	(5.3)%
Latin America	35,339	40,149	(4,810)	(12.0)%	1,087	(14.7)%
EMEA	33,743	32,489	1,254	3.9%	221	3.2%
Other	6,005	6,967	(962)	(13.8)%	260	(17.5)%
Consolidated	$187,339	$196,873	$(9,534)	(4.8)%	$2,758	(6.2)%
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

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the third quarter of 2017 were $112.3 million, compared to $117.3 million in the third quarter of 2016, a decrease of 4.3 percent. The net sales decline was primarily driven by our foodservice channel, which experienced a decrease in net sales of 6.3 percent, or $3.7 million, due to lower volume and unfavorable price and product mix, primarily resulting from the approximate $4.0 million loss in revenue related to the unexpected hurricanes and flooding that occurred in the third quarter of 2017. The retail channel continued to experience softness in the market and a competitive pricing environment, with net sales decreasing $1.2 million, or 3.5 percent, compared to the prior-year quarter. Net sales in the business-to-business channel were flat compared to the third quarter of 2016.

Net Sales — Latin America

Net sales in Latin America in the third quarter of 2017 were $35.3 million, compared to $40.1 million in the third quarter of 2016, a decrease of 12.0 percent (a decrease of 14.7 percent excluding currency fluctuation). The decline in net sales primarily resulted from our business-to-business and retail channels, which experienced declines of 15.4 percent, or $3.1 million, and 13.0 percent, or $2.2 million, respectively, compared to the third quarter of 2016. The decline in net sales for the two channels were driven by lower volume, partially offset by favorable price and mix of product sold as well as favorable currency.

Net Sales — EMEA

Net sales in EMEA in the third quarter of 2017 were $33.7 million, compared to $32.5 million in the third quarter of 2016, an increase of 3.9 percent (an increase of 3.2 percent excluding currency fluctuation). The net sales increase is attributable to higher volume in the business-to-business channel, as well as favorable price and mix on product sold in the foodservice channel.

Gross Profit

Gross profit decreased to $37.2 million in the third quarter of 2017, compared to $41.9 million in the prior-year quarter. Gross profit as a percentage of net sales decreased to 19.9 percent in the third quarter of 2017, compared to 21.3 percent in the prior-year quarter. The primary drivers of the $4.7 million decrease in gross profit were an unfavorable net sales impact of $6.7 million and unfavorable manufacturing activity of $1.1 million, partially offset by a favorable currency impact of $3.0 million, primarily associated with the Mexican peso. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally and associated manufacturing costs, including warehousing costs, freight, and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income (Loss) From Operations

Income (loss) from operations for the quarter ended September 30, 2017 decreased $84.9 million, to $(71.6) million, compared to $13.3 million in the prior-year quarter. Income (loss) from operations as a percentage of net sales was (38.2) percent for the quarter ended September 30, 2017, compared to 6.8 percent in the prior-year quarter. The decrease in income (loss) from operations is the result of the decrease in gross profit of $4.7 million (discussed above), the non-cash goodwill impairment charge of $79.7 million in our Latin America segment, and an increase in selling, general and administrative expenses of $0.5 million. The unfavorable change in selling, general and administrative expenses was driven by $2.7 million of expenses relating to our e-commerce initiative, partially offset by lower legal and professional fees of $1.7 million, lower marketing expenses of $0.4 million and other small cost savings initiatives.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net loss of $(78.8) million, or $(3.57) per diluted share, in the third quarter of 2017, compared to net income of $2.9 million, or $0.13 per diluted share, in the year-ago quarter. Net income (loss) as a percentage of net sales was (42.1) percent in the third quarter of 2017, compared to 1.5 percent in the prior-year quarter. The reduction in net income (loss) and diluted net income (loss) per share is due to the factors discussed in Income (Loss) From Operations above, partially offset by a favorable $2.7 million change in our provision for income taxes. The effective tax rate was (3.6) percent for the third quarter of 2017, compared to 65.2 percent in the prior-year quarter. The change in the effective tax rate was driven by several items, including the nondeductible goodwill impairment charge in our Latin America segment, lower pretax income, the timing and mix of pretax income earned in tax jurisdictions with varying tax rates, and the impact of foreign exchange losses.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended September 30, (dollars in thousands) (2)				Segment EBIT Margin
	2017	2016	$ Change	2017	2016
U.S. & Canada	$10,761	$18,635	$(7,874)	9.6%	15.9%
Latin America	$3,721	$1,954	$1,767	10.5%	4.9%
EMEA	$1,482	$175	$1,307	4.4%	0.5%
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. Segment EBIT also includes an allocation of manufacturing costs for inventory produced at a Libbey facility that is located in a region other than the end market in which the inventory is sold. This allocation can fluctuate from year to year based on the relative demands for products produced in regions other than the end markets in which they are sold. See note 10 to the Condensed Consolidated Financial Statements for a reconciliation of Segment EBIT to net income (loss).

(2)
In the first quarter of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results.

Segment EBIT — U.S. & Canada

Segment EBIT was $10.8 million in the third quarter of 2017, compared to $18.6 million in the third quarter of 2016. The $7.9 million decrease in Segment EBIT was driven by an unfavorable sales impact of $9.2 million and expenses relating to our 2017 e-commerce initiative of $2.7 million. Partially offsetting these unfavorable items was a favorable manufacturing activity impact of $4.0 million.

Segment EBIT — Latin America

Segment EBIT increased to $3.7 million in the third quarter of 2017, compared to $2.0 million in the third quarter of 2016. The primary drivers of the $1.8 million increase were a favorable sales impact of $2.9 million, a favorable currency impact of $2.8 million, and reduced legal and professional fees of $1.2 million. Partially offsetting the favorable items was an unfavorable manufacturing activity impact of $5.0 million.

Segment EBIT — EMEA

Segment EBIT increased to $1.5 million in the third quarter of 2017, compared to $0.2 million in the third quarter of 2016. The primary driver of the $1.3 million increase in Segment EBIT was a favorable manufacturing activity impact of $1.1 million resulting primarily from production efficiencies.

Adjusted EBITDA

Adjusted EBITDA decreased by $4.8 million in the third quarter of 2017, to $20.0 million, compared to $24.7 million in the third quarter of 2016. As a percentage of net sales, Adjusted EBITDA was 10.7 percent for the third quarter of 2017, compared to 12.6 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Discussion of Third Quarter 2017 Compared to Third Quarter 2016 and the elimination of the special items noted below in the reconciliation of net income (loss) to Adjusted EBITDA.

	Three months ended September 30,
(dollars in thousands)	2017	2016
Net income (loss) (U.S. GAAP)	$(78,815)	$2,909
Add:
Interest expense	5,118	5,231
Provision for income taxes	2,731	5,450
Depreciation and amortization	11,233	11,234
Add: Special items before interest and taxes:
Goodwill impairment (see note 14)	79,700	—
Executive terminations	—	(98)
Adjusted EBITDA (non-GAAP)	$19,967	$24,726

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

Constant Currency

We translate revenue and expense accounts in our non-U.S. operations at current average exchange rates during the year. References to "constant currency," "excluding currency impact" and "adjusted for currency" are considered non-GAAP measures. Constant currency references regarding net sales reflect a simple mathematical translation of local currency results using the comparable prior period’s currency conversion rate. Constant currency references regarding Segment EBIT and Adjusted EBITDA comprise a simple mathematical translation of local currency results using the comparable prior period's currency conversion rate plus the transactional impact of changes in exchange rates from revenues, expenses and assets and liabilities that are denominated in a currency other than the functional currency. We believe this non-GAAP constant currency information provides valuable supplemental information regarding our core operating results, better identifies operating trends that may otherwise be masked or distorted by exchange rate changes and provides a higher degree of transparency of information used by management in its evaluation of our ongoing operations. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP. Our currency market risks include currency fluctuations relative to the U.S. dollar, Canadian dollar, Mexican peso, euro and RMB.

Discussion of First Nine Months 2017 Compared to First Nine Months 2016

Net Sales

The following table summarizes net sales by operating segment:

Nine months ended September 30,			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
(dollars in thousands) (2)	2017	2016	$ Change	% Change
U.S. & Canada	$343,452	$354,381	$(10,929)	(3.1)%	$2,495	(3.8)%
Latin America	102,564	114,971	(12,407)	(10.8)%	(2,318)	(8.8)%
EMEA	90,128	93,058	(2,930)	(3.1)%	(3,262)	0.4%
Other	21,703	25,172	(3,469)	(13.8)%	1	(13.8)%
Consolidated	$557,847	$587,582	$(29,735)	(5.1)%	$(3,084)	(4.5)%
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

Net Sales — U.S. & Canada

Net sales in U.S. & Canada were $343.5 million in the first nine months of 2017, compared to $354.4 million in the first nine months of 2016, a decrease of 3.1 percent. The primary contributors to the decrease were an unfavorable price and mix of product sold in all business channels, partially offset by an increase in volume in all channels and $2.5 million of favorable currency. The decline in both our retail (decrease of 6.8 percent, or $6.3 million) and foodservice (decrease of 3.1 percent, or $6.1 million) channels was driven by a decline in revenue of approximately $4.0 million related to the unexpected hurricanes and flooding that occurred in the third quarter of 2017, a competitive pricing environment and continued softness in the market. Although the business-to-business channel experienced similar trends, the favorable volume exceeded the unfavorable price and mix to result in a net sales increase of 2.2 percent, or $1.5 million, in comparison to the first nine months of 2016.

Net Sales — Latin America

Net sales in Latin America were $102.6 million in the first nine months of 2017, compared to $115.0 million in the first nine months of 2016, a decrease of 10.8 percent (a decrease of 8.8 percent excluding the impact of currency). The decline in net sales primarily is attributable to our retail channel which decreased 13.9 percent, or $7.3 million, driven by lower volume and an unfavorable currency impact, partially offset by favorable price and mix of product sold. In addition, the business-to-business channel was down 10.1 percent, or $5.2 million, driven by lower volume and an unfavorable currency impact, partially offset by favorable price and mix of product sold.

Net Sales — EMEA

Net sales in EMEA were $90.1 million in the first nine months of 2017, compared to $93.1 million in the first nine months of 2016, a decrease of 3.1 percent (an increase of 0.4 percent excluding currency fluctuation). The devaluation of the euro across all channels negatively impacted net sales by $3.3 million and was the primary factor in the net sales decrease in comparison to the prior-year period.

Gross Profit

Gross profit decreased to $108.3 million in the first nine months of 2017, compared to $132.3 million in the prior-year period. Gross profit as a percentage of net sales decreased to 19.4 percent in the nine months ended September 30, 2017, compared to 22.5 percent in the prior-year period. Contributing to the $24.0 million decrease in gross profit were an unfavorable sales impact of $17.1 million, lower manufacturing activity of $16.3 million (including additional downtime of $8.3 million related to planned furnace rebuilds), and higher utility costs of $1.8 million. Partially offsetting these unfavorable items were our non-repeating product portfolio optimization initiative in 2016 of $6.8 million, lower depreciation expense of $3.0 million, and a favorable currency impact of $1.3 million.

Income (Loss) From Operations

Income (loss) from operations for the nine months ended September 30, 2017 decreased $106.1 million to $(67.1) million, compared to $38.9 million in the prior-year period. Income (loss) from operations as a percentage of net sales was (12.0) percent for the nine months ended September 30, 2017, compared to 6.6 percent in the prior-year period. The decrease in income (loss) from operations is the result of the decrease in gross profit of $24.0 million (discussed above), the non-cash goodwill impairment charge of $79.7 million in our Latin America segment, as well as an increase in selling, general and administrative expenses of $2.4 million. The increase in selling, general and administrative expenses is due to our e-commerce initiative of $8.6 million and workforce reorganization charges of $2.0 million. These unfavorable items in selling, general and administrative expenses were partially offset by the 2016 executive termination expenses of $4.5 million that did not repeat in 2017 and lower equity and incentive compensation of $3.1 million.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net loss of $(86.2) million, or $(3.92) per diluted share, in the first nine months of 2017, compared to net income of $12.3 million, or $0.56 per diluted share, in the year-ago period. Net income (loss) as a percentage of net sales was (15.5) percent in the first nine months of 2017, compared to 2.1 percent in the first nine months of 2016. The decrease in net income (loss) and diluted net income (loss) per share is generally due to the factors discussed in Income (Loss) From Operations above, as well as an increase of $3.3 million in other expense, which includes a $2.0 million unfavorable change in mark-to-market natural gas contracts and a $1.3 million unfavorable change in gain/loss on currency transactions. Partially offsetting the unfavorable factors were a favorable $10.3 million change in our provision for income taxes and lower interest expense of $0.5 million. The effective tax rate was (2.0) percent for the first nine months of 2017, compared to 49.3 percent in the year-ago period. The change in the effective tax rate was driven by several items, including the nondeductible goodwill impairment charge in our Latin America segment, lower pretax income, the timing and mix of pretax income earned in tax jurisdictions with varying tax rates, and the impact of foreign exchange losses compared to gains in the prior period. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for further details on the effective tax rate.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Nine months ended September 30, 2017				Segment EBIT Margin
(dollars in thousands) (2)	2017	2016	$ Change	2017	2016
U.S. & Canada	$33,307	$55,932	$(22,625)	9.7%	15.8%
Latin America	$2,549	$15,226	$(12,677)	2.5%	13.2%
EMEA	$(1,412)	$33	$(1,445)	(1.6)%	—%
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. Segment EBIT also includes an allocation of manufacturing costs for inventory produced at a Libbey facility that is located in a region other than the end market in which the inventory is sold. This allocation can fluctuate from year to year based on the relative demands for products produced in regions other than the end markets in which they are sold. See note 10 to the Condensed Consolidated Financial Statements for reconciliation of Segment EBIT to net income (loss).

(2)
In the first quarter of 2017, net sales and related costs for certain countries were reclassified between segments to align with changes in business unit responsibilities. Accordingly, 2016 segment results have been reclassified to conform with the revised structure. The revised 2016 segment results do not affect any previously reported consolidated financial results.

Segment EBIT — U.S. & Canada

Segment EBIT decreased to $33.3 million in the first nine months of 2017, compared to $55.9 million in the first nine months of 2016. Segment EBIT as a percentage of net sales decreased to 9.7 percent for the nine months ended September 30, 2017, compared to 15.8 percent in the prior-year nine-month period. The primary drivers of the $22.6 million Segment EBIT decrease were a lower sales impact of $19.7 million, our 2017 e-commerce initiative of $8.6 million, higher utility costs of $1.1 million and additional marketing expenses of $1.0 million. Partially offsetting these unfavorable items were favorable manufacturing activity of $6.8 million and a favorable currency impact of $1.6 million.

Segment EBIT — Latin America

Segment EBIT decreased to $2.5 million in the first nine months of 2017, compared to $15.2 million in the prior-year period. Segment EBIT as a percentage of net sales decreased to 2.5 percent for the nine months ended September 30, 2017, compared to 13.2 percent in the prior-year nine month period. The primary drivers of the $12.7 million decrease include unfavorable manufacturing activity of $16.4 million (including additional downtime of $4.9 million due to a planned furnace rebuild), an unfavorable mark-to-market impact on our natural gas hedges of $2.0 million and higher utility costs of $1.3 million. Partially offsetting these unfavorable items was a positive sales impact of $6.8 million.

Segment EBIT — EMEA

Segment EBIT decreased to a loss of $(1.4) million for the first nine months of 2017, down from $0.0 million in the prior-year period. Segment EBIT as a percentage of net sales for EMEA decreased to (1.6) percent for the first nine months of 2017, compared to (0.0) percent in the prior-year period. The primary drivers of the $1.4 million decrease in Segment EBIT were an unfavorable sales impact of $2.5 million and unfavorable manufacturing activity of $2.1 million (including $3.4 million of additional downtime due to a planned furnace rebuild). Partially offsetting these unfavorable items were lower depreciation expense of $2.1 million and lower natural gas of $0.7 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $41.8 million in the first nine months of 2017, to $46.4 million, compared to $88.1 million in the first nine months of 2016. As a percentage of net sales, Adjusted EBITDA was 8.3 percent for the first nine months of 2017, compared to 15.0 percent in the year-ago period. The key contributors to the decrease in Adjusted EBITDA were those factors discussed above under Discussion of First Nine Months 2017 Compared to First Nine Months 2016 and the elimination of the special items noted below in the reconciliation of net income (loss) to Adjusted EBITDA.

	Nine months ended September 30,
(dollars in thousands)	2017	2016
Net income (loss) (U.S. GAAP)	$(86,217)	$12,322
Add:
Interest expense	15,123	15,629
Provision for income taxes	1,665	12,003
Depreciation and amortization	33,616	36,669
Add: Special items before interest and taxes:
Goodwill impairment (see note 14)	79,700	—
Pension settlement	—	212
Product portfolio optimization (1)	—	6,784
Reorganization charges (2)	2,488	—
Executive terminations	—	4,521
Adjusted EBITDA (non-GAAP)	$46,375	$88,140
____________________________________

(1)	Product portfolio optimization relates to inventory reductions to simplify and improve our operations.

(2)	Workforce reorganization as a part of our cost savings initiatives.

We sometimes refer to data derived from condensed consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. We believe that certain non-GAAP data provide investors with a more complete understanding of underlying results in our core business and trends. In addition, we use non-GAAP data internally to assess performance. Although we believe that the non-GAAP financial measures presented enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered an alternative to GAAP. For our definition of these non-GAAP measures and certain limitations, see the Non-GAAP Measures section in the Discussion of Third Quarter 2017 Compared with Third Quarter 2016 above.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at September 30, 2017, we had $8.7 million of outstanding borrowings, $7.2 million outstanding in letters of credit and $0.6 million in rent and natural gas derivative liability reserves, resulting in $83.5 million of unused availability. In addition, we had $21.6 million of cash on hand at September 30, 2017, compared to $61.0 million of cash on hand at December 31, 2016. Of our total cash on hand at September 30, 2017 and December 31, 2016, $20.4 million and $32.3 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $10.0 million as of September 30, 2017. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income was paid as a dividend in the fourth quarter of 2015; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 8, Income Taxes, in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016.

Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs. We incurred a non-cash goodwill impairment charge of $79.7 million for the quarter ended September 30, 2017. While this non-cash charge reduced our reported operating results in the period, this charge did not require a cash outlay, and it had no effect on our liquidity position.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2017	December 31, 2016
Accounts receivable — net	$89,084	$85,113
DSO (1)	42.6	39.2
Inventories — net	$200,181	$170,009
DIO (2)	95.7	78.2
Accounts payable	$73,645	$71,582
DPO (3)	35.2	32.9
Trade Working Capital (4)	$215,620	$183,540
DWC (5)	103.1	84.4
Percentage of net sales	28.2%	23.1%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $215.6 million at September 30, 2017, an increase of $32.1 million from December 31, 2016. Our Trade Working Capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality and new products and increased accounts receivable related to timing of collections, offset slightly by an increase in accounts payable. The impact of currency increased total Trade Working Capital by $4.0 million at September 30, 2017, in comparison to December 31, 2016. As a result of the factors above, Trade Working Capital as a percentage of the last twelve-month net sales increased to 28.2 percent at September 30, 2017, from 23.1 percent at December 31, 2016, but was comparable to the 28.1 percent at September 30, 2016.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2017	December 31, 2016
Borrowings under ABL Facility	floating		April 9, 2019	$8,727	$—
Term Loan B	floating	(1)	April 9, 2021	390,700	409,000
AICEP Loan	0.00%		July 30, 2018	3,043	3,320
Total borrowings				402,470	412,320
Less — unamortized discount and finance fees				3,588	4,480
Total borrowings — net (2)				$398,882	$407,840
____________________________________

(1)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(2)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $402.5 million and $412.3 million at September 30, 2017 and December 31, 2016, respectively. The $9.8 million decrease during the first nine months of 2017 was a result of $15.0 million in optional prepayments that were in addition to the $1.1 million quarterly amortization payments of our Term Loan B, and $0.6 million in AICEP Loan payments; all partially offset by $8.7 million in ABL borrowings. Of our total borrowings, $179.4 million, or approximately 44.6 percent, were subject to variable interest rates at September 30, 2017, as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.

Included in interest expense are the amortization of discounts, financing fees and other debt related fees. These items amounted to $0.3 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $1.1 million for nine months ended September 30, 2017 and 2016, respectively.

Cash Flow

	Nine months ended September 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$16,208	$44,821
Net cash used in investing activities	$(39,140)	$(23,523)
Net cash used in financing activities	$(17,236)	$(27,571)

Our net cash provided by operating activities was $16.2 million in the first nine months of 2017, compared to $44.8 million in the first nine months of 2016, an unfavorable cash flow impact of $(28.6) million. Contributing to the decrease in cash flow from operations were lower operating earnings, higher incentive compensation payments and lower value added tax collections. Partially offsetting these unfavorable cash flows were a favorable cash flow impact of $6.3 million related to the change in accounts receivable, inventories, and accounts payable, lower interest payments of $3.0 million and lower income tax payments of $3.0 million.

Our net cash used in investing activities was $(39.1) million and $(23.5) million in the first nine months of 2017 and 2016, respectively, representing capital expenditures.

Net cash used in financing activities was $(17.2) million in the first nine months of 2017, compared to $(27.6) million in the year-ago period. The first nine months of 2017 reflect Term Loan B payments of $(18.3) million and dividends of $(7.8) million; all partially offset by the net proceeds drawn on the ABL Facility of $8.7 million. The first nine months of 2016 reflect Term Loan B payments of $(18.3) million, dividends of $(7.6) million, and the purchase of treasury shares of $(2.0) million; all partially offset by proceeds from stock option exercises of $1.2 million.

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Nine months ended September 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$16,208	$44,821
Net cash used in investing activities	(39,140)	(23,523)
Free Cash Flow (1)	$(22,932)	$21,298
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

Our Free Cash Flow was $(22.9) million during the first nine months of 2017, compared to $21.3 million in the the first nine months of 2016, an unfavorable change of $(44.2) million. The primary contributors to this change were the $(28.6) million and $(15.6) million in unfavorable cash flows from operating activities and investing activities, respectively, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North and Central American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to eighteen months in the future. The fair values of these instruments are determined from market quotes. At September 30, 2017, we had commodity contracts for 2,590,000 MMBTUs of natural gas with a fair market value of a $0.1 million liability. We have hedged a portion of our forecasted transactions through December 2018. At December 31, 2016, we had commodity futures contracts for 2,590,000 MMBTUs of natural gas with a fair market value of a $1.5 million asset. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of September 30, 2017, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent, including the credit spread. At September 30, 2017, the Term Loan B debt held a floating interest rate of 4.24 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty held a Standard & Poor's rating of A+ by as of September 30, 2017.

The fair market value of our interest rate swap agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreement was a $0.9 million liability at September 30, 2017 and a $2.0 million liability at December 31, 2016.

Goodwill

Goodwill at September 30, 2017 was $84.4 million, representing approximately 11.4 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit, net of any impairment charges. Our reporting units represent the lowest level of the business for which financial statements are prepared internally, and may represent a single facility (operating component) or a group of plants under a common management team.

As part of our on-going assessment of goodwill, we noted that third quarter sales, profitability and cash flow of our Mexico reporting unit (within the Latin America segment) significantly underperformed in comparison to the forecast, and expectations for the fourth quarter of 2017 were lowered as well. These factors, as well as continuing competitive pressures, long term weakness of the Mexican peso relative to the U.S. dollar, and an increase in the discount rate of 70 basis points since December 31, 2016 (the most recent valuation date), all contributed to increased pressure on the outlook of the reporting unit. As a result, we determined a triggering event had occurred for our Mexico reporting unit. Accordingly, an interim impairment test was performed as of September 30, 2017, indicating that the carrying value of the Mexico reporting unit exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," we recorded a non-cash impairment charge of $79.7 million during the third quarter of 2017.

When performing our test for impairment, we measured each reporting unit's fair value using a combination of "income" and "market" approaches on a shipping point basis. The income approach calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third party buyer. Significant estimates in the income approach include the following: discount rate; expected financial outlook and profitability of the reporting unit's business; and foreign currency impacts. Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors. The cash flows utilized in the discounted cash flow analysis are based on a five-year forecast period developed internally by management. The market approach uses the "Guideline Company" method, which calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. Significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, assessing comparable multiples, as well as consideration of control premiums. The blended approach assigns a 70 percent weighting to the income approach and 30 percent to the market approach. The higher weighting is given to the income approach due to some limitations of publicly available peer information used in the market approach. The blended fair value of both approaches is then compared to the carrying value, and to the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, an impairment is recorded.

With the estimated fair value of the Mexico reporting unit equaling its carrying value as of September 30, 2017, there is a potential of future impairment for the remaining goodwill balance of $46.0 million should the discount rate increase or the challenging environment last longer or be deeper than expected and require us to further reduce our expected future operating results. Management considers several factors to be significant when estimating fair value, including expected financial outlook of the business, discount rate, changes in the Company's stock price, the impact of changing market conditions on financial performance and expected future cash flows, foreign currency impacts, the geopolitical environment and other factors. Deterioration in any of these factors may result in a lower fair value assessment. Specifically, actual results may vary from the Company's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions could result in additional non-cash impairment charges. The estimated fair value of our other two reporting units that have goodwill continued to exceed their carrying values, by a minimum of approximately 70 percent.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for a detailed discussion on tax contingencies.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the three months and nine months ended September 30, 2017. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2016 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	—	$—	—	941,250
August 1 to August 31, 2017	—	$—	—	941,250
September 1 to September 30, 2017	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	November 2, 2017	by:	/s/ James C. Burmeister
James C. Burmeister
Vice President, Chief Financial Officer