Form 10-Q
period 2018-03-31
LIBBEY INC
filed 2018-05-02
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Common Stock, $.01 par value 22,082,197 shares at April 27, 2018.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2018	2017
Net sales	$181,913	$172,994
Freight billed to customers	757	676
Total revenues	182,670	173,670
Cost of sales	149,000	142,473
Gross profit	33,670	31,197
Selling, general and administrative expenses	31,523	33,332
Income (loss) from operations	2,147	(2,135)
Other income (expense)	(2,107)	(2,786)
Earnings (loss) before interest and income taxes	40	(4,921)
Interest expense	5,084	4,867
Loss before income taxes	(5,044)	(9,788)
Benefit from income taxes	(2,083)	(3,218)
Net loss	$(2,961)	$(6,570)

Net loss per share:
Basic	$(0.13)	$(0.30)
Diluted	$(0.13)	$(0.30)
Dividends declared per share	$0.1175	$0.1175
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017

Net loss	$(2,961)	$(6,570)

Other comprehensive income:
Pension and other post-retirement benefit adjustments, net of tax	755	456
Change in fair value of derivative instruments, net of tax	1,470	165
Foreign currency translation adjustments, net of tax	4,333	1,408
Other comprehensive income, net of tax	6,558	2,029

Comprehensive income (loss)	$3,597	$(4,541)
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$25,746	$24,696
Accounts receivable — net	85,593	89,997
Inventories — net	203,644	187,886
Prepaid and other current assets	16,365	12,550
Total current assets	331,348	315,129
Pension asset	3,639	2,939
Purchased intangible assets — net	14,390	14,565
Goodwill	84,412	84,412
Deferred income taxes	25,977	24,892
Other assets	10,740	9,627
Property, plant and equipment — net	266,641	265,675
Total assets	$737,147	$717,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$73,305	$78,346
Salaries and wages	22,806	27,409
Accrued liabilities	43,855	43,223
Accrued income taxes	824	1,862
Pension liability (current portion)	2,341	2,185
Non-pension post-retirement benefits (current portion)	4,181	4,185
Derivative liability	87	697
Long-term debt due within one year	6,177	7,485
Total current liabilities	153,576	165,392
Long-term debt	406,222	376,905
Pension liability	45,451	43,555
Non-pension post-retirement benefits	49,539	49,758
Deferred income taxes	1,926	1,850
Other long-term liabilities	12,378	12,885
Total liabilities	669,092	650,345
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,081,592 shares issued in 2018 (22,018,010 shares issued in 2017)	221	220
Capital in excess of par value	333,169	333,011
Retained deficit	(166,446)	(161,165)
Accumulated other comprehensive loss	(98,889)	(105,172)
Total shareholders’ equity	68,055	66,894
Total liabilities and shareholders’ equity	$737,147	$717,239

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2017	22,018,010	$220	$333,011	$(161,165)	$(105,172)	$66,894
Cumulative-effect adjustment for the adoption of ASU 2017-12				275	(275)	—
Net loss				(2,961)		(2,961)
Other comprehensive income					6,558	6,558
Stock compensation expense			270			270
Dividends				(2,595)		(2,595)
Stock withheld for employee taxes			(203)			(203)
Stock issued	63,582	1	91			92
Balance March 31, 2018	22,081,592	$221	$333,169	$(166,446)	$(98,889)	$68,055
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(2,961)	$(6,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,879	11,155
Loss on asset sales and disposals	92	23
Change in accounts receivable	4,962	1,961
Change in inventories	(14,311)	(3,827)
Change in accounts payable	(4,458)	(3,921)
Accrued interest and amortization of discounts and finance fees	357	378
Pension & non-pension post-retirement benefits, net	1,975	2,116
Accrued liabilities & prepaid expenses	(7,464)	(4,545)
Income taxes	(2,769)	(4,236)
Share-based compensation expense	290	832
Other operating activities	(736)	320
Net cash used in operating activities	(13,144)	(6,314)

Investing activities:
Additions to property, plant and equipment	(11,271)	(11,952)
Net cash used in investing activities	(11,271)	(11,952)

Financing activities:
Borrowings on ABL credit facility	42,177	—
Repayments on ABL credit facility	(12,000)	—
Other repayments	(1,383)	(169)
Repayments on Term Loan B	(1,100)	(6,100)
Taxes paid on distribution of equity awards	(203)	(423)
Dividends	(2,595)	(2,577)
Net cash provided by (used in) financing activities	24,896	(9,269)

Effect of exchange rate fluctuations on cash	569	267
Increase (decrease) in cash	1,050	(27,268)

Cash & cash equivalents at beginning of period	24,696	61,011
Cash & cash equivalents at end of period	$25,746	$33,743

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,588	$4,504
Cash paid during the period for income taxes	$1,120	$779

See accompanying notes

Libbey Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Description of the Business

Libbey is a leading global manufacturer and marketer of glass tableware products. We produce glass tableware in five countries and sell to customers in over 100 countries. We design and market, under our Libbey®, Libbey Signature®, Master's Reserve®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality glass tableware, ceramic dinnerware, metal flatware, hollowware and serveware items for sale primarily in the foodservice, retail and business-to-business channels of distribution. Our sales force presents our tabletop products to the global marketplace in a coordinated fashion. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in Mexico (Libbey Mexico), the Netherlands (Libbey Holland), Portugal (Libbey Portugal) and China (Libbey China). In addition, we import tabletop products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tabletop market by offering an extensive product line at competitive prices.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with our Consolidated Financial Statements in Item 8 of our Form 10-K for the year ended December 31, 2017.

Cost of Sales

Cost of sales includes cost to manufacture and/or purchase products, warehouse, shipping and delivery costs and other costs. Shipping and delivery costs associated with outbound freight after control of a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. In addition, reimbursement of certain pre-production costs is considered a development activity and is included in cost of sales.

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Stock-based compensation expense	$290	$832

Reclassifications

In connection with our adoption of ASU 2017-07, certain pension and non-pension expense amounts in prior periods have been reclassified to conform with the current period presentation. See New Accounting Standards - Adopted below.

New Accounting Standards - Adopted

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

On January 1, 2018, we adopted ASU 2014-09, Revenue From Contracts With Customers and all related amendments, also known as ASC Topic 606, using the modified retrospective method. There was no cumulative effect adjustment required of initially applying the new standard to existing contracts at adoption on January 1, 2018, and we expect the impact of adopting the new standard to be immaterial to our Condensed Consolidated Statement of Operations on an ongoing basis. Additionally, there was no impact to our Condensed Consolidated Balance Sheets. The enhanced disclosure requirements are included in note 11, Revenue. Results for reporting periods beginning on or after January 1, 2018, are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our previous accounting under ASC Topic 605.

On January 1, 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. ASU 2017-07 improves the presentation of net periodic pension and post-retirement benefit costs. We retrospectively adopted the presentation that the service cost component of pension and post-retirement benefit costs be reported within income from operations. The other components of net benefit cost (interest costs, expected return on assets, amortization of prior service costs, settlement charges and other costs) have been reclassified from cost of sales and selling, general and administrative expenses to other income (expense). On a prospective basis, only the service cost component will be capitalized in inventory or property, plant and equipment, when applicable. The effect of the retrospective presentation change related to the net periodic pension and non-pension benefit costs (credits) on our Condensed Consolidated Statement of Operations was as follows:

	Three months ended March 31, 2017
(dollars in thousands)	Previously Reported	Reclassification	As Revised
Cost of sales	$143,356	$(883)	$142,473
Selling, general and administrative expenses	32,975	357	33,332
Other income (expense)	(2,260)	(526)	(2,786)

On January 1, 2018, we early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amended the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. As of January 1, 2018, we recorded a $0.3 million reduction to our retained deficit and an increase in accumulated other comprehensive loss related to our natural gas swap contracts in Mexico that were previously not designated as hedging instruments. On a prospective basis, the change in fair value of these derivatives will be recognized in other comprehensive income (loss) rather than other income (expense) within the Condensed Consolidated Statement of Operations. Results and disclosures for reporting periods beginning on or after January 1, 2018, are presented under the new guidance within ASU 2017-12, while prior period amounts and disclosures are not adjusted and continue to be reported in accordance with our previous accounting. See note 8, Derivatives, for further details and disclosures.

New Accounting Standards - Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet right-of-use assets and corresponding liabilities for leases with lease terms of more than 12 months. Leases will be classified as either finance or operating leases, with classification affecting the pattern of expense recognition in the income statement. The new guidance also clarifies the definition of a lease and disclosure requirements. ASU 2016-02 is effective for us in the first quarter of 2019. ASU 2016-02 requires lessees and lessors to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. In the first quarter of 2018, the FASB stated they plan to provide an optional transition method permitting an entity to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in the financial statements. This would ease the transition burden and allow us to record a cumulative effect adjustment to retained earnings as of January 1, 2019, without restatement of the previously reported comparative periods. Therefore, this is our preferred adoption method. We are currently evaluating the extent of the impact the new lease guidance will have on our financial statements and related disclosures, including the additional assets and liabilities that will be recognized on the balance sheet. To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, have selected a system for managing our leases, and are in the early stages of system implementation and updating of our controls. See note 15, Operating Leases, in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017 for our minimum lease commitments under non-cancellable operating leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard introduces a new approach to estimating credit losses on certain types of financial instruments, including trade receivables, and modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the stranded tax effects resulting from the Tax Cuts and Jobs Act will be eliminated, resulting in more useful information reported to financial statement users. ASU 2018-02 relates to only the reclassification of the income tax effects of the Tax Cuts and Jobs Act. The underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2018	December 31, 2017
Accounts receivable:
Trade receivables	$84,320	$88,786
Other receivables	1,273	1,211
Total accounts receivable, less allowances of $9,803 and $9,051	$85,593	$89,997

Inventories:
Finished goods	$185,957	$170,774
Work in process	1,529	1,485
Raw materials	3,876	3,906
Repair parts	10,738	10,240
Operating supplies	1,544	1,481
Total inventories, less loss provisions of $10,691 and $10,308	$203,644	$187,886

Accrued liabilities:
Accrued incentives	$18,689	$19,728
Other accrued liabilities	25,166	23,495
Total accrued liabilities	$43,855	$43,223

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2018	December 31, 2017
Borrowings under ABL Facility	floating		December 7, 2022 (1)	$30,177	$—
Term Loan B	floating	(2)	April 9, 2021	383,500	384,600
AICEP Loan	0.00%		July 30, 2018	1,777	3,085
Total borrowings				415,454	387,685
Less — unamortized discount and finance fees				3,055	3,295
Total borrowings — net				412,399	384,390
Less — long term debt due within one year				6,177	7,485
Total long-term portion of borrowings — net				$406,222	$376,905
________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)
We have entered into an interest rate swap that effectively fixes a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swap in note 8 for additional details. The Term Loan B floating interest rate was 4.72 percent at March 31, 2018.

At March 31, 2018, the available borrowing base under the ABL Facility was offset by a $0.5 million rent reserve. The ABL Facility also provides for the issuance of up to $15.0 million of letters of credit which, when outstanding, are applied against the $100.0 million limit. At March 31, 2018, $7.5 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $61.8 million at March 31, 2018, compared to $91.9 million at December 31, 2017.

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

Our effective tax rate was 41.3 percent for the three months ended March 31, 2018, compared to 32.9 percent for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018, was above the United States statutory rate of 21 percent and was affected by the timing and mix of pretax income earned in jurisdictions with rates different from the United States statutory rate of (1.1) percent, the impact of foreign exchange of 6.0 percent, and other items including foreign withholding tax and nondeductible expenses of 15.4 percent. Our effective tax rate for the three months ended March 31, 2017, was below the United States statutory rate of 35 percent and was affected by the timing and mix of pretax income earned in jurisdictions with rates different from the United States statutory rate of (28.9) percent, the impact of foreign exchange of 12.7 percent, and other items including foreign withholding tax and nondeductible expenses of 14.1 percent.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, the Mexican tax authority (SAT) assessed one of our Mexican subsidiaries related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time. There were no significant developments affecting this matter for the three months ended March 31, 2018.

The Tax Cuts and Jobs Act (the Act), enacted December 22, 2017, changed many aspects of the U.S. tax code. Our accounting for the Act is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the revaluation of our deferred taxes. We have not yet made an accounting policy decision regarding whether we will treat Global Intangible Low Taxed Income (GILTI) as a period cost or establish deferred taxes related thereto. We have not made any additional measurement-

period adjustments related to these items during the quarter. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$979	$1,075	$292	$251	$1,271	$1,326
Interest cost	3,165	3,450	763	637	3,928	4,087
Expected return on plan assets	(5,660)	(5,617)	—	—	(5,660)	(5,617)
Amortization of unrecognized:
Prior service cost (credit)	—	59	(51)	(47)	(51)	12
Actuarial loss	1,637	1,352	159	138	1,796	1,490
Pension expense	$121	$319	$1,163	$979	$1,284	$1,298

We have contributed $0.6 million of cash into our pension plans for the three months ended March 31, 2018. Pension contributions for the remainder of 2018 are estimated to be $1.7 million.

We provide certain retiree healthcare and life insurance benefits covering our U.S. and Canadian salaried employees hired before January 1, 2004, and a majority of our union hourly employees (excluding employees hired at Shreveport after December 15, 2008, and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension, post-retirement plans cover the hourly and salaried U.S.-based employees of Libbey (excluding those mentioned above). The non-U.S., non-pension, post-retirement plans cover the retirees and active employees of Libbey who are located in Canada. The post-retirement benefit plans are unfunded.

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$151	$220	$—	$—	$151	$220
Interest cost	456	581	10	11	466	592
Amortization of unrecognized:
Prior service cost (credit)	(71)	(50)	—	—	(71)	(50)
Actuarial loss / (gain)	(52)	25	(16)	(13)	(68)	12
Non-pension post-retirement benefit expense	$484	$776	$(6)	$(2)	$478	$774

Our 2018 estimate of non-pension cash payments is $4.3 million, and we have paid $0.8 million for the three months ended March 31, 2018.

7.	Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2018	2017
Numerator for earnings per share:
Net loss that is available to common shareholders	$(2,961)	$(6,570)

Denominator for basic earnings per share:
Weighted average shares outstanding	22,086,640	21,938,735

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	—
Adjusted weighted average shares and assumed conversions	22,086,640	21,938,735

Basic loss per share	$(0.13)	$(0.30)

Diluted loss per share	$(0.13)	$(0.30)

Shares excluded from diluted loss per share due to:
Net loss position (excluded from denominator)	79,951	153,750
Inclusion would have been anti-dilutive (excluded from calculation)	1,006,899	615,587

When applicable, diluted shares outstanding include the dilutive impact of restricted stock units. Diluted shares also include the impact of eligible employee stock options, which are calculated based on the average share price for each fiscal period using the treasury stock method.

8.	Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt and commodity price risks associated with forecasted future natural gas requirements. These derivatives, except for the natural gas contracts used in our Mexican manufacturing facilities prior to 2018, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings.

Prior to January 1, 2018, our derivatives used to reduce economic volatility of natural gas prices in Mexico were not designated as cash flow hedges. All mark-to-market changes on these derivatives were reflected in other income (expense). On January 1, 2018, we adopted ASU 2017-12 for hedge accounting. Under this new guidance, we are now applying contractually specified component hedging to all of our natural gas hedges. This has allowed us to record changes in fair value for outstanding natural gas derivatives to other comprehensive income (loss) beginning January 1, 2018. See note 2 for additional details on the adoption of ASU 2017-12.

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and interest rate swap as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of March 31, 2018, by Standard and Poor’s.

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

(dollars in thousands)		Fair Value of Derivative Assets
	Balance Sheet Location	March 31, 2018	December 31, 2017
Cash flow hedges:
Interest rate swap	Prepaid and other current assets	$567	$—
Interest rate swap	Other assets	1,262	646
Total designated		1,829	646
Total derivative assets		$1,829	$646

		Fair Value of Derivative Liabilities
		March 31, 2018	December 31, 2017
Cash flow hedges:
Interest rate swap	Derivative liability	$—	$213
Natural gas contracts	Derivative liability	87	220
Natural gas contracts	Other long-term liabilities	7	7
Total designated		94	440
Derivatives not designated as hedging instruments:
Natural gas contracts	Derivative liability	—	264
Natural gas contracts	Other long-term liabilities	—	12
Total undesignated		—	276
Total derivative liabilities		$94	$716

The following table presents the notional amount of derivatives on the Condensed Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	March 31, 2018	December 31, 2017
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	2,160,000	2,480,000
Interest rate swap	Thousands of U.S. dollars	$220,000	$220,000

The following table presents cash settlements (paid) received related to the below derivatives:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Natural gas contracts	$(198)	$116
Interest rate swap	(178)	(600)
Total	$(376)	$(484)

The following table provides a summary of the impacts of derivative gain (loss) on the Consolidated Statements of Operations and other comprehensive income (OCI):

		Three months ended March 31,
(dollars in thousands)	Location	2018	2017
Cash flow hedges:
Effective portion of derivative gain (loss) recognized in OCI:
Natural gas contracts	OCI	$211	$(470)
Interest rate swap	OCI	1,253	204
Total		$1,464	$(266)

Effective portion of derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$(198)	$67
Interest rate swap	Interest expense	(143)	(585)
Total		$(341)	$(518)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in current earnings:
Natural gas contracts	Other income (expense)	—	(583)
Total		$—	$(583)

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

Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). As the natural gas contracts mature, the accumulated gains (losses) for the respective contracts are reclassified from accumulated other comprehensive loss to current expense in cost of sales in our Condensed Consolidated Statement of Operations.

Based on our current valuation, we estimate that accumulated losses for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in an immaterial impact to our Condensed Consolidated Statements of Operations.

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

Our interest rate swap qualifies and is designated as a cash flow hedge at March 31, 2018, and is accounted for under FASB ASC 815, "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). Based on our current valuation, we estimate that accumulated gains currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a reduction to interest expense of $0.6 million in our Condensed Consolidated Statements of Operations.

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

Three months ended March 31, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance December 31, 2017	$(16,183)	$351		$(89,340)		$(105,172)

Cumulative-effect adjustment for the adoption of ASU 2017-12	—	(275)		—		(275)

Amounts recognized into AOCI	4,333	1,464		—		5,797
Currency impact	—	—		(484)		(484)
Amounts reclassified from AOCI	—	341	(1)	1,606	(2)	1,947
Tax effect	—	(335)		(367)		(702)
Other comprehensive income, net of tax	4,333	1,470		755		6,558
Balance on March 31, 2018	$(11,850)	$1,546		$(88,585)		$(98,889)

Three months ended March 31, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2016	$(27,828)	$(515)		$(96,854)		$(125,197)

Amounts recognized into AOCI	1,408	(266)		—		1,142
Currency impact	—	—		(480)		(480)
Amounts reclassified from AOCI	—	518	(1)	1,464	(2)	1,982
Tax effect	—	(87)		(528)		(615)
Other comprehensive income, net of tax	1,408	165		456		2,029
Balance on March 31, 2017	$(26,420)	$(350)		$(96,398)		$(123,168)

___________________________

(1)
We reclassified natural gas contracts through cost of sales and the interest rate swap through interest expense on the Condensed Consolidated Statements of Operations. See note 8 for additional information.

(2)
We reclassified the net pension and non-pension post-retirement benefits amortization and settlement charges through other income (expense) on the Condensed Consolidated Statements of Operations. See note 6 for additional information.

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

	Three months ended March 31,
(dollars in thousands)	2018	2017
Net Sales:
U.S. & Canada	$107,941	$109,329
Latin America	34,333	30,722
EMEA	32,248	25,331
Other	7,391	7,612
Consolidated	$181,913	$172,994

Segment EBIT:
U.S. & Canada	$4,724	$7,501
Latin America	2,150	(3,079)
EMEA	1,005	(837)
Other	(1,129)	(1,215)
Total Segment EBIT	$6,750	$2,370

Reconciliation of Segment EBIT to Net Loss:
Segment EBIT	$6,750	$2,370
Retained corporate costs	(6,710)	(7,291)
Interest expense	(5,084)	(4,867)
Benefit from income taxes	2,083	3,218
Net loss	$(2,961)	$(6,570)

Depreciation & Amortization:
U.S. & Canada	$3,387	$3,082
Latin America	4,710	4,397
EMEA	2,009	1,844
Other	1,314	1,354
Corporate	459	478
Consolidated	$11,879	$11,155

Capital Expenditures:
U.S. & Canada	$7,137	$1,937
Latin America	2,389	6,982
EMEA	1,294	2,763
Other	120	213
Corporate	331	57
Consolidated	$11,271	$11,952

11.	Revenue

Our primary source of revenue is the sale of glassware products manufactured within a Libbey facility, as well as globally sourced tabletop products including glassware, ceramicware, metalware and others. Our customer contracts generally include a single performance obligation, the shipment of specified products, and are recognized at a point in time when control of the product has transferred to the customer, which primarily takes place when risk of loss transfers in accordance with applicable shipping terms. Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration we expect to be entitled in exchange for transferring goods or providing services. When applicable, the transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. We estimate provisions for rebates, customer incentives, allowances, returns and discounts based on the terms of the contracts, historical experience and anticipated customer purchases during the rebate period. We continually evaluate the adequacy of these methods used, adjusting our estimates when the amount of consideration we expect to be entitled changes. Refund liabilities are included in accrued liabilities on the Condensed Consolidated Balance Sheet. Our payment terms are based on customary business practices and can vary by region and customer type, but are generally 0-90 days. Since the term between invoicing and expected payment is less than a year, we do not adjust the transaction price for the effects of a financing component. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies.

For the three months ended March 31, 2018, bad debt expense was immaterial. Additionally, adjustments related to revenue recognized in prior periods was not material for the three months ended March 31, 2018. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of March 31, 2018. For contracts with a duration of less than one year, we follow an allowable practical expedient and expense contract acquisition costs when incurred. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC Topic 606.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

Three months ended
(dollars in thousands)	March 31, 2018
Foodservice	$76,173
Retail	55,761
Business-to-business	49,979
Consolidated	$181,913

Each operating segment has revenues across all our business channels. Each channel has a different marketing strategy, customer base and product composition. Over 75 percent of each segment's revenue is derived from the following business channels: U.S. and Canada from foodservice and retail; Latin America from retail and business-to-business; and EMEA from business-to-business and retail.

Foodservice

The majority of our tabletop products sold in the foodservice channel are sold through a network of foodservice distributors. Our strong foodservice distributor network and in-house sales force provide broad coverage to a wide variety of foodservice establishments, including restaurants, bars, hotels and other travel and tourism venues. A high percentage of foodservice sales are replacements, driving a relatively predictable revenue stream.

Retail

Our primary customers in the retail channel include mass merchants, department stores, national retail chains, pure play e-commerce retailers or marketers, retail and wholesale distributors, value-oriented retailers, grocers and specialty housewares stores. We also operate outlet stores in the U.S. and Mexico.

Business-to-business

Our customers for products sold in the diverse business-to-business channel include beverage companies and custom decorators of glassware for promotional purposes and resale. In addition, sales of our products in this channel include products for candle and floral applications, craft industries and gourmet food-packing companies. Latin America also sells blender jars and various OEM products in this channel.

12.	Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(94)	$—	$(94)	$—	$(503)	$—	$(503)
Interest rate swap	—	1,829	—	1,829	—	433	—	433
Net derivative asset (liability)	$—	$1,735	$—	$1,735	$—	$(70)	$—	$(70)

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

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		March 31, 2018		December 31, 2017
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$383,500	$378,227	$384,600	$370,178

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues, and the fair value of our ABL Facility approximates carrying value due to variable rates. The fair value of our other immaterial debt approximates carrying value at March 31, 2018 and December 31, 2017. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

13.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Gain (loss) on currency transactions	$(1,650)	$(1,544)
Gain (loss) on mark-to-market natural gas contracts	—	(582)
Pension and non-pension benefits, excluding service cost	(340)	(526)
Other non-operating income (expense)	(117)	(134)
Other income (expense)	$(2,107)	$(2,786)

14.	Contingencies

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

Although we cannot predict the ultimate outcome of any proceedings, we believe that our environmental legal proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity. There were no significant changes to our environmental legal proceedings since December 31, 2017. Please refer to Part II, Item 8. “Financial Statements and Supplementary Data,” note 17, Contingencies, included in our 2017 Annual Report on Form 10-K for a more complete discussion.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to note 5, Income Taxes, for a detailed discussion on tax contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

During the first quarter of 2018, we continued to operate in a competitive environment. With global glass production capacity exceeding demand and several of our competitors throughout the world experiencing financial difficulties, all business channels continue to be impacted by global competition. We see limited signs of this competitive environment abating during 2018.

In spite of a weakening U.S. dollar in the first quarter of 2018, and political uncertainty as the result of potential tariff increases, the U.S. economy is expected to remain strong for the rest of 2018. We have observed declines in U.S. foodservice traffic for every quarter since 2012, as reported by third-party research firms Knapp-Track and Blackbox. Even with declines in foodservice traffic, we continue to experience volume growth in our foodservice channel. As the retail industry continues to transform from brick-and-mortar to on-line commerce, our sales through our e-commerce platform are expected to grow during the remainder of 2018. Management expects the trends experienced in the U.S. foodservice and retail distribution channels to continue through the remainder of 2018.

The Latin America economy is expected to grow in 2018 despite volatility in the Mexican peso exchange rate and political uncertainty. The Mexican economy continues to show signs of recovery in 2018. Mexico's economy remains resilient despite the continued uncertainty surrounding negotiations regarding the North American Free Trade Agreement (NAFTA) and concerns with the upcoming presidential elections in July 2018.

The European economy continues to show signs of improvement, with momentum expected to be sustained in 2018, including major progress with respect to the Brexit negotiations; however, continued political unrest within the region creates uncertainty. China's competitive environment continues to be challenging, and economic growth rates in China are similar to those over the last few years. Despite a buoyant start to 2018, the potential for a trade war is increasing, which could offset any economic growth in the Asia Pacific region.

The business-to-business channel is impacted by general trends in each region and is dependent on customer demands.

In the first quarter of 2018, our net sales of $181.9 million were 5.2 percent higher than the prior-year quarter, or 1.4 percent higher on a constant currency basis, as both the EMEA and Latin America segments experienced increased net sales. U.S. & Canada net sales for the first quarter decreased 1.3 percent, driven by unfavorable price, product and channel mix, partially offset by increased volume. Net sales in Latin America for the first quarter of 2018 increased 11.8 percent as compared to the prior-year quarter, or 5.9 percent on a constant currency basis, as a result of higher volume and favorable currency, partially offset by unfavorable product and channel mix. Net sales in the EMEA segment increased 27.3 percent, or 11.2 percent on a constant currency basis, as the result of a favorable currency impact, higher volume and favorable price and product mix in the first quarter of 2018. We recorded a net loss of $3.0 million for the three months ended March 31, 2018, compared to a net loss of $6.6 million in the year-ago quarter. Our profitability continues to be impacted by heightened competitive pressures that have led to weaker sales margins; however, we continue to see signs that our initiatives are positively impacting our financial results. Profitability improved for the third consecutive quarter in EMEA. Additionally, Latin America's pricing actions continue to favorably impact results. We also continue to have favorable manufacturing activity results, maintaining our momentum from the second half of 2017.

The Tax Cuts and Jobs Act (the Act), signed into law on December 22, 2017, changed many aspects of the U.S. tax code by reducing the corporate income tax rate from 35 percent to 21 percent, shifting to a territorial tax system with a related one-time transition tax on accumulated, unremitted earnings of foreign subsidiaries, limiting interest deductions, allowing the current expensing of certain capital expenditures, and numerous other changes. Most of these changes became effective January 1, 2018. Overall, the 14 percentage point tax rate reduction is favorable to Libbey, but other new, unfavorable tax law changes could reduce this benefit. Such unfavorable changes, including the Global Intangible Low Taxed Income provision (GILTI) and restrictions on taxpayers’ ability to deduct executive compensation, increase tax liabilities and could result in a U.S. effective tax rate in excess of 21 percent. Our tax provision for the first quarter of 2018 was not materially affected by the U.S. law changes due in part to the offsetting nature of the changes such as those discussed above as well as the relative mix of U.S. versus non-U.S. income, which served to dilute the impact of U.S. tax reform on our consolidated tax rate.

See note 10, Segments, for details on how we report and define our segments.

Results of Operations

The following table presents key results of our operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2018	2017
Net sales	$181,913	$172,994
Gross profit	$33,670	$31,197
Gross profit margin	18.5%	18.0%
Income (loss) from operations (IFO)	$2,147	$(2,135)
IFO margin	1.2%	(1.2)%
Net loss	$(2,961)	$(6,570)
Net loss margin	(1.6)%	(3.8)%
Diluted net loss per share	$(0.13)	$(0.30)
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (1) (non-GAAP)	$11,919	$6,234
Adjusted EBITDA margin (1) (non-GAAP)	6.6%	3.6%
____________________________________

(1)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net loss to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the "Reconciliation of Net Loss to Adjusted EBITDA" and "Non-GAAP Measures" sections below in the Discussion of First Quarter 2018 Compared to First Quarter 2017.

Discussion of First Quarter 2018 Compared to First Quarter 2017
Net Sales
The following table summarizes net sales by operating segment:

Three months ended March 31, (dollars in thousands)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2018	2017	$ Change	% Change
U.S. & Canada	$107,941	$109,329	$(1,388)	(1.3)%	$49	(1.3)%
Latin America	34,333	30,722	3,611	11.8%	1,807	5.9%
EMEA	32,248	25,331	6,917	27.3%	4,087	11.2%
Other	7,391	7,612	(221)	(2.9)%	521	(9.7)%
Consolidated	$181,913	$172,994	$8,919	5.2%	$6,464	1.4%
_____________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the first quarter of 2018 were $107.9 million, compared to $109.3 million in the first quarter of 2017, a decrease of 1.3 percent. Net sales in the retail channel decreased 5.0 percent, or $1.4 million, due to lower volume than the prior-year period. Our business-to-business channel net sales were down 2.4 percent, or $0.5 million, due to an unfavorable price and mix of product sold. Partially offsetting these declines was an increase of 0.9 percent, or $0.5 million, in foodservice net sales for the quarter. Despite the continued declines in foodservice traffic, as reported by third-party research firms Knapp-

Track and Blackbox, our foodservice channel increase was driven by higher volume in the quarter as compared to the prior-year quarter. The U.S. & Canada segment experienced higher sales volume on products with lower price points, leading to an unfavorable price and product mix for the segment.

Net Sales — Latin America

Net sales in Latin America in the first quarter of 2018 were $34.3 million, compared to $30.7 million in the first quarter of 2017, an increase of 11.8 percent (an increase of 5.9 percent excluding currency fluctuation). All three channels reported higher sales as compared to the prior-year quarter as a result of higher volume and a favorable currency impact. Net sales in retail increased 15.8 percent, or $2.2 million, and business-to-business net sales increased 5.6 percent, or $0.8 million. Partially offsetting the increased volume and favorable currency was unfavorable product mix in our business-to-business channel, as well as an unfavorable mix among the channels in the segment when compared to the first quarter of 2017.

Net Sales — EMEA

Net sales in EMEA in the first quarter of 2018 were $32.2 million, compared to $25.3 million in the first quarter of 2017, an increase of 27.3 percent (an increase of 11.2 percent excluding currency fluctuation). The net sales increase is attributable to a favorable currency impact of $4.1 million, as well as higher volume and favorable price and product mix on product sold in all three channels.

Gross Profit

Gross profit increased to $33.7 million in the first quarter of 2018, compared to $31.2 million in the prior-year quarter. Gross profit as a percentage of net sales increased to 18.5 percent in the first quarter of 2018, compared to 18.0 percent in the prior-year quarter. The primary drivers of the $2.5 million increase in gross profit were a favorable currency impact of $2.8 million, primarily associated with the Mexican peso, and favorable manufacturing activity of $0.5 million. Partially offsetting the increase was an unfavorable net sales impact of $0.9 million. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally and associated manufacturing costs, including warehousing costs, freight, and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income (Loss) From Operations

Income (loss) from operations for the quarter ended March 31, 2018, increased $4.3 million to $2.1 million, compared to a loss of $(2.1) million in the prior-year quarter. Income (loss) from operations as a percentage of net sales was 1.2 percent for the quarter ended March 31, 2018, compared to (1.2) percent in the prior-year quarter. The increase in income (loss) from operations is the result of the increase in gross profit of $2.5 million (discussed above) and lower selling, general and administrative expenses of $1.8 million. The favorable change in selling, general and administrative expenses was driven by reduced expenses for our e-commerce initiative of $1.1 million and reduced marketing expenses of $0.6 million.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of $(3.0) million, or $(0.13) per diluted share, in the first quarter of 2018, compared to a net loss of $(6.6) million, or $(0.30) per diluted share, in the prior-year quarter. Net loss as a percentage of net sales was (1.6) percent in the first quarter of 2018, compared to (3.8) percent in the prior-year quarter. The favorable change in net loss and diluted net loss per share is due to the factors discussed in Income (Loss) From Operations above and a $0.7 million favorable change in other income (expense), partially offset by a reduction of $1.1 million in our benefit from income taxes. The effective tax rate was 41.3 percent for the first quarter of 2018, compared to 32.9 percent in the prior-year quarter. The net impact on our consolidated effective tax rate resulting from the U.S. tax reform was more than offset by the relative weight of income earned in non-U.S. tax jurisdictions with varying effective tax rates, resulting in a higher effective tax rate in the current period compared with the prior-year period.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended March 31, (dollars in thousands)				Segment EBIT Margin
	2018	2017	$ Change	2018	2017
U.S. & Canada	$4,724	$7,501	$(2,777)	4.4%	6.9%
Latin America	$2,150	$(3,079)	$5,229	6.3%	(10.0)%
EMEA	$1,005	$(837)	$1,842	3.1%	(3.3)%
____________________________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. Segment EBIT also includes an allocation of manufacturing costs for inventory produced at a Libbey facility that is located in a region other than the end market in which the inventory is sold. This allocation can fluctuate from year to year based on the relative demands for products produced in regions other than the end markets in which they are sold. See note 10 to the Condensed Consolidated Financial Statements for a reconciliation of Segment EBIT to net loss.

Segment EBIT — U.S. & Canada

Segment EBIT was $4.7 million in the first quarter of 2018, compared to $7.5 million in the first quarter of 2017. Segment EBIT as a percentage of net sales decreased to 4.4 percent for 2018, compared to 6.9 percent in 2017. The $2.8 million decrease in Segment EBIT was driven by an unfavorable sales impact of $5.4 million. Partially offsetting this were reduced expenses relating to our e-commerce initiative of $1.5 million and pension and healthcare of $0.7 million.

Segment EBIT — Latin America

Segment EBIT increased to $2.2 million in the first quarter of 2018, from $(3.1) million in the first quarter of 2017. Segment EBIT as a percentage of net sales increased to 6.3 percent for 2018, compared to (10.0) percent in 2017. The primary drivers of the $5.2 million increase were a favorable sales impact of $2.7 million and a favorable currency impact of $2.4 million.

Segment EBIT — EMEA

Segment EBIT increased to $1.0 million in the first quarter of 2018, compared to $(0.8) million in the first quarter of 2017. Segment EBIT as a percentage of net sales increased to 3.1 percent for 2018, from (3.3) percent in 2017. The primary drivers of the $1.8 million increase in Segment EBIT were a favorable sales impact of $1.0 million and a favorable manufacturing activity impact of $0.7 million, primarily driven by less downtime in the current year.

Adjusted EBITDA

Adjusted EBITDA increased by $5.7 million to $11.9 million in the first quarter of 2018, compared to $6.2 million in the first quarter of 2017. As a percentage of net sales, our Adjusted EBITDA margin was 6.6 percent for the first quarter of 2018, compared to 3.6 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were a favorable currency impact of $2.3 million, reduced selling, general and administrative expenses of $2.6 million (primarily related to reduced spend on our e-commerce initiative), the non-repeating unfavorable impact of $0.6 million in the prior year on the mark-to-market of our natural gas contracts, and a favorable manufacturing activity impact of $0.5 million. Partially offsetting the favorable items was an unfavorable sales impact of $0.9 million. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted below in the "Reconciliation of Net Loss to Adjusted EBITDA."

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended March 31,
(dollars in thousands)	2018	2017
Net loss (U.S. GAAP)	$(2,961)	$(6,570)
Add:
Interest expense	5,084	4,867
Benefit from income taxes	(2,083)	(3,218)
Depreciation and amortization	11,879	11,155
Adjusted EBITDA (non-GAAP)	$11,919	$6,234

Net sales	$181,913	$172,994
Net loss margin (U.S. GAAP)	(1.6)%	(3.8)%
Adjusted EBITDA margin (non-GAAP)	6.6%	3.6%

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

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at March 31, 2018, we had $30.2 million of outstanding borrowings, $7.5 million outstanding in letters of credit and $0.5 million in rent reserves, resulting in $61.8 million of unused availability. In addition, we had $25.7 million of cash on hand at March 31, 2018, compared to $24.7 million of cash on hand at December 31, 2017. Of our total cash on hand at March 31, 2018 and December 31, 2017, $25.5 million and $20.4 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $14.5 million as of March 31, 2018. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income was paid as a dividend in the fourth quarter of 2015; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

Our sales and operating income tend to be stronger in the last three quarters of each year and weaker in the first quarter of each year, primarily due to the impact of consumer buying patterns and production activity. This seasonal pattern causes cash provided by operating activities to be higher in the second half of the year and lower during the first half of the year. Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our ABL Facility will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	March 31, 2018	December 31, 2017
Accounts receivable — net	$85,593	$89,997
DSO (1)	39.5	42.0
Inventories — net	$203,644	$187,886
DIO (2)	94.0	87.7
Accounts payable	$73,305	$78,346
DPO (3)	33.8	36.6
Trade Working Capital (4) (non-GAAP)	$215,932	$199,537
DWC (5)	99.7	93.2
Percentage of net sales	27.3%	25.5%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $215.9 million at March 31, 2018, an increase of $16.4 million from December 31, 2017. Our Trade Working Capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality, higher inventory levels to fulfill customer orders, and new product introductions. In addition, the impact of currency (primarily driven by the peso and euro) increased total Trade Working Capital by $2.5 million at March 31, 2018, in comparison to December 31, 2017. Partially offsetting the increases to Trade Working Capital were reductions in accounts receivable related to timing of collections and seasonally lower sales volume, and lower accounts payable. As a result of the factors above, Trade Working Capital as a percentage of the last twelve-month net sales increased to 27.3 percent at March 31, 2018, from 25.5 percent at December 31, 2017, and 24.0 percent at March 31, 2017.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2018	December 31, 2017
Borrowings under ABL Facility	floating		December 7, 2022 (1)	$30,177	$—
Term Loan B	floating	(2)	April 9, 2021	383,500	384,600
AICEP Loan	0.00%		July 30, 2018	1,777	3,085
Total borrowings				415,454	387,685
Less — unamortized discount and finance fees				3,055	3,295
Total borrowings — net (3)				$412,399	$384,390
____________________________________

(1)	Maturity date will be January 9, 2021 if Term Loan B is not refinanced by this date.

(2)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(3)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $415.5 million and $387.7 million at March 31, 2018 and December 31, 2017, respectively. Contributing to the $27.8 million increase in borrowings was a $30.2 million increase in ABL borrowings, partially offset by the $1.1 million quarterly amortization payment under our Term Loan B and a $1.4 million AICEP Loan payment.

Of our total borrowings, $193.7 million, or approximately 46.6 percent, were subject to variable interest rates at March 31, 2018, as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis.

Included in interest expense are the amortization of discounts, financing fees and other debt related fees. These items amounted to $0.3 million for each of the three months ended March 31, 2018 and 2017.

Cash Flow

	Three months ended March 31,
(dollars in thousands)	2018	2017
Net cash used in operating activities	$(13,144)	$(6,314)
Net cash used in investing activities	$(11,271)	$(11,952)
Net cash provided by (used in) financing activities	$24,896	$(9,269)

Our net cash used in operating activities was $(13.1) million in the first three months of 2018, compared to $(6.3) million in the first three months of 2017, an unfavorable cash flow impact of $(6.8) million. Contributing to the decrease in cash flow from operations were an unfavorable cash flow impact of $8.0 million related to accounts receivable, inventories, and accounts payable, lower value-added-tax collections and higher customer incentive payments. Partially offsetting these unfavorable cash flows were a favorable change in operating earnings and lower incentive compensation payments.

Our net cash used in investing activities was $(11.3) million and $(12.0) million in the first three months of 2018 and 2017, respectively, in each case representing capital expenditures.

Net cash provided by (used in) financing activities was $24.9 million in the first three months of 2018, compared to $(9.3) million in the year-ago period. The primary drivers of this favorable $34.2 million change were the $30.2 million net proceeds drawn on the ABL Facility in the first three months of 2018 and a $5.0 million reduction in Term Loan B payments, partially offset by an increase of $1.2 million in AICEP Loan payments.

Free Cash Flow

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2018	2017
Net cash used in operating activities	$(13,144)	$(6,314)
Net cash used in investing activities	(11,271)	(11,952)
Free Cash Flow (1) (non-GAAP)	$(24,415)	$(18,266)
________________________________________

(1)
We define Free Cash Flow as the sum of net cash provided by (used in) operating activities and net cash used in investing activities. The most directly comparable U.S. GAAP financial measure is net cash provided by (used in) operating activities.

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

Our Free Cash Flow was $(24.4) million during the first three months of 2018, compared to $(18.3) million in the the first three months of 2017, an unfavorable change of $(6.1) million. The primary contributor to this change is the same 1:1 relationship as the $(6.8) million unfavorable cash flow impact from operating activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North and Central American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements up to 18 months in the future. The fair values of these instruments are determined from market quotes. At March 31, 2018, we had commodity contracts for 2,160,000 MMBTUs of natural gas with a fair market value of a $0.1 million liability. We have hedged a portion of our forecasted transactions through September 2019. At December 31, 2017, we had commodity futures contracts for 2,480,000 MMBTUs of natural gas with a fair market value of a $0.5 million liability. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of March 31, 2018, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020 and maintains a fixed interest rate of 4.85 percent, including the credit spread. At March 31, 2018, the Term Loan B debt held a floating interest rate of 4.72 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty held a Standard & Poor's rating of A+ as of March 31, 2018.

The fair market value of our interest rate swap agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreement was a $1.8 million asset at March 31, 2018 and a $0.4 million asset at December 31, 2017.

Goodwill

During the third quarter of 2017 we determined a triggering event had occurred associated with our Mexico reporting unit which resulted in a goodwill impairment charge of $79.7 million. After the impairment charge the remaining net goodwill balance was $46.0 million. There were no goodwill impairment indicators as of March 31, 2018. However, as the impairment charge resulted in the estimated fair value of the reporting unit equaling its carrying value as of September 30, 2017, there continues to be an elevated risk of potential future impairment should there be any further reductions in the estimated fair value in relation to the carrying value of the reporting unit. Management considers several factors to be significant when estimating fair value including the expected financial outlook of the business, changes in the Company's stock price, the impact of changing market conditions on financial performance and expected future cash flows, foreign currency impacts, the geopolitical environment and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment charges in the future. Specifically, actual results may vary from the Company's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions could result in additional non-cash impairment charges. The estimated fair value of our other two reporting units that have goodwill exceeded their carrying values by more than 70 percent as of our 2017 annual impairment test on October 1, 2017.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for a detailed discussion on tax contingencies.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, changed many aspects of the U.S. tax code. The effects of certain changes were quantified or estimated and recorded as of December 31, 2017. Due to the breadth of the changes and the lack of comprehensive implementation guidance, we will continue to analyze the changes as we finalize our 2017 U.S. federal income tax return and as additional guidance is issued. In the event that revisions are required, they will be treated in accordance with the measurement period guidance in Staff Accounting Bulletin 118. No such revisions were recorded during the quarter ended March 31, 2018.

New Accounting Standards

See note 2 of the Condensed Consolidated Financial Statements for a summary of the new accounting standards.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the three months ended March 31, 2018. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2018	—	$—	—	941,250
February 1 to February 28, 2018	—	$—	—	941,250
March 1 to March 31, 2018	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	May 2, 2018	by:	/s/ James C. Burmeister
James C. Burmeister
Vice President, Chief Financial Officer