Form 10-Q
period 2018-06-30
LIBBEY INC
filed 2018-08-01
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Common Stock, $.01 par value 22,142,475 shares at July 26, 2018.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,
	2018	2017
Net sales	$213,534	$197,514
Freight billed to customers	938	747
Total revenues	214,472	198,261
Cost of sales	167,979	156,868
Gross profit	46,493	41,393
Selling, general and administrative expenses	33,537	34,083
Income from operations	12,956	7,310
Other income (expense)	2,580	(852)
Earnings before interest and income taxes	15,536	6,458
Interest expense	5,456	5,138
Income before income taxes	10,080	1,320
Provision for income taxes	6,092	2,152
Net income (loss)	$3,988	$(832)

Net income (loss) per share:
Basic	$0.18	$(0.04)
Diluted	$0.18	$(0.04)
Dividends declared per share	$—	$0.1175
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Six months ended June 30,
	2018	2017
Net sales	$395,447	$370,508
Freight billed to customers	1,695	1,423
Total revenues	397,142	371,931
Cost of sales	316,979	299,341
Gross profit	80,163	72,590
Selling, general and administrative expenses	65,060	67,415
Income from operations	15,103	5,175
Other income (expense)	473	(3,638)
Earnings before interest and income taxes	15,576	1,537
Interest expense	10,540	10,005
Income (loss) before income taxes	5,036	(8,468)
Provision (benefit) for income taxes	4,009	(1,066)
Net income (loss)	$1,027	$(7,402)

Net income (loss) per share:
Basic	$0.05	$(0.34)
Diluted	$0.05	$(0.34)
Dividends declared per share	$0.1175	$0.2350
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$3,988	$(832)	$1,027	$(7,402)

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	2,879	2,994	3,634	3,450
Change in fair value of derivative instruments, net of tax	472	(563)	1,942	(398)
Foreign currency translation adjustments, net of tax	(7,392)	5,589	(3,059)	6,997
Other comprehensive income (loss), net of tax	(4,041)	8,020	2,517	10,049

Comprehensive income (loss)	$(53)	$7,188	$3,544	$2,647
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$19,818	$24,696
Accounts receivable — net	100,948	89,997
Inventories — net	200,818	187,886
Prepaid and other current assets	18,406	12,550
Total current assets	339,990	315,129
Pension asset	3,638	2,939
Purchased intangible assets — net	13,967	14,565
Goodwill	84,412	84,412
Deferred income taxes	24,585	24,892
Other assets	10,398	9,627
Property, plant and equipment — net	264,206	265,675
Total assets	$741,196	$717,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$80,686	$78,346
Salaries and wages	23,515	27,409
Accrued liabilities	50,465	43,223
Accrued income taxes	3,976	1,862
Pension liability (current portion)	2,172	2,185
Non-pension post-retirement benefits (current portion)	4,178	4,185
Derivative liability	—	697
Long-term debt due within one year	6,085	7,485
Total current liabilities	171,077	165,392
Long-term debt	397,626	376,905
Pension liability	40,303	43,555
Non-pension post-retirement benefits	49,152	49,758
Deferred income taxes	1,802	1,850
Other long-term liabilities	12,114	12,885
Total liabilities	672,074	650,345
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,132,408 shares issued in 2018 (22,018,010 shares issued in 2017)	221	220
Capital in excess of par value	334,289	333,011
Retained deficit	(162,458)	(161,165)
Accumulated other comprehensive loss	(102,930)	(105,172)
Total shareholders’ equity	69,122	66,894
Total liabilities and shareholders’ equity	$741,196	$717,239

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2017	22,018,010	$220	$333,011	$(161,165)	$(105,172)	$66,894
Cumulative-effect adjustment for the adoption of ASU 2017-12				275	(275)	—
Net income				1,027		1,027
Other comprehensive income					2,517	2,517
Stock compensation expense			1,401			1,401
Dividends				(2,595)		(2,595)
Stock withheld for employee taxes			(214)			(214)
Stock issued	114,398	1	91			92
Balance June 30, 2018	22,132,408	$221	$334,289	$(162,458)	$(102,930)	$69,122
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$1,027	$(7,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,119	22,383
Loss on asset sales and disposals	232	54
Change in accounts receivable	(11,477)	(2,538)
Change in inventories	(13,956)	(7,182)
Change in accounts payable	919	(6,344)
Accrued interest and amortization of discounts and finance fees	449	713
Pension & non-pension post-retirement benefits, net	176	2,982
Accrued liabilities & prepaid expenses	1,215	9,442
Income taxes	(1,698)	(3,619)
Share-based compensation expense	1,456	2,148
Other operating activities	(662)	(728)
Net cash provided by operating activities	800	9,909

Investing activities:
Additions to property, plant and equipment	(21,349)	(27,048)
Net cash used in investing activities	(21,349)	(27,048)

Financing activities:
Borrowings on ABL credit facility	51,131	3,277
Repayments on ABL credit facility	(28,631)	(3,277)
Other repayments	(1,383)	(169)
Repayments on Term Loan B	(2,200)	(12,200)
Stock options exercised	—	466
Taxes paid on distribution of equity awards	(214)	(601)
Dividends	(2,595)	(5,169)
Other financing activities	—	888
Net cash provided by (used in) financing activities	16,108	(16,785)

Effect of exchange rate fluctuations on cash	(437)	1,080
Decrease in cash	(4,878)	(32,844)

Cash & cash equivalents at beginning of period	24,696	61,011
Cash & cash equivalents at end of period	$19,818	$28,167

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,766	$9,155
Cash paid during the period for income taxes	$3,584	$2,011

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with our Consolidated Financial Statements in Item 8 of our Form 10-K for the year ended December 31, 2017.

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

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$1,166	$1,316	$1,456	$2,148

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

On January 1, 2018, we adopted ASU 2014-09, Revenue From Contracts With Customers and all related amendments, also known as ASC Topic 606, using the modified retrospective method. There was no cumulative effect adjustment required as a result of initially applying the new standard to existing contracts at adoption on January 1, 2018, and we expect the impact of adopting the new standard to be immaterial to our Condensed Consolidated Statement of Operations on an ongoing basis. Additionally, there was no impact to our Condensed Consolidated Balance Sheets. The enhanced disclosure requirements are included in note 11, Revenue. Results for reporting periods beginning on or after January 1, 2018, are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our previous accounting under ASC Topic 605.

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

	Three months ended June 30, 2017			Six months ended June 30, 2017
(dollars in thousands)	Previously Reported	Reclassification	As Revised	Previously Reported	Reclassification	As Revised
Cost of sales	$157,483	$(615)	$156,868	$300,839	$(1,498)	$299,341
Selling, general and administrative expenses	33,676	407	34,083	66,651	764	67,415
Other income (expense)	(644)	(208)	(852)	(2,904)	(734)	(3,638)

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

New Accounting Standards - Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet right-of-use assets and corresponding liabilities for leases with lease terms of more than 12 months. Leases will be classified as either finance or operating leases, with classification affecting the pattern of expense recognition in the income statement. The new guidance also clarifies the definition of a lease and disclosure requirements. ASU 2016-02 is effective for us in the first quarter of 2019. ASU 2016-02 requires lessees and lessors to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. In the first quarter of 2018, the FASB stated they plan to provide an optional transition method permitting an entity to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in the financial statements. This would ease the transition burden and allow us to record a cumulative effect adjustment to retained earnings as of January 1, 2019, without restatement of the previously reported comparative periods. Therefore, this is our preferred adoption method if ultimately permitted by the FASB. We are currently evaluating the extent of the impact the new lease guidance will have on our financial statements and related disclosures, including the additional assets and liabilities that will be recognized on the balance sheet. To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, have selected a system for managing our leases, and are in the middle of system implementation and updating of our controls. See note 15, Operating Leases, in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, for our minimum lease commitments under non-cancellable operating leases.

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

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2018	December 31, 2017
Accounts receivable:
Trade receivables	$99,080	$88,786
Other receivables	1,868	1,211
Total accounts receivable, less allowances of $6,987 and $9,051	$100,948	$89,997

Inventories:
Finished goods	$183,560	$170,774
Work in process	1,441	1,485
Raw materials	3,994	3,906
Repair parts	10,404	10,240
Operating supplies	1,419	1,481
Total inventories, less loss provisions of $10,120 and $10,308	$200,818	$187,886

Accrued liabilities:
Accrued incentives	$25,075	$19,728
Other accrued liabilities	25,390	23,495
Total accrued liabilities	$50,465	$43,223

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2018	December 31, 2017
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$22,500	$—
Term Loan B	floating	(3)	April 9, 2021	382,400	384,600
AICEP Loan	0.00%		July 30, 2018	1,685	3,085
Total borrowings				406,585	387,685
Less — unamortized discount and finance fees				2,874	3,295
Total borrowings — net				403,711	384,390
Less — long term debt due within one year				6,085	7,485
Total long-term portion of borrowings — net				$397,626	$376,905
________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 3.65 percent at June 30, 2018.

(3)
We have entered into an interest rate swap that effectively fixes a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swap in note 8 for additional details. The Term Loan B floating interest rate was 5.05 percent at June 30, 2018.

At June 30, 2018, the available borrowing base under the ABL Facility was offset by a $0.5 million rent reserve. The ABL Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, are applied against the $100.0 million limit. At June 30, 2018, $9.1 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $68.0 million at June 30, 2018, compared to $91.9 million at December 31, 2017.

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

Our effective tax rate was 79.6 percent for the six months ended June 30, 2018, compared to 12.6 percent for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018, which was above the United States statutory rate of 21 percent, was increased 33.6 percent by the timing and mix of pretax income earned outside the United States, increased 1.9 percent by the impact of foreign exchange, and increased 23.1 percent by other items including foreign withholding tax and nondeductible expenses. Our effective tax rate for the six months ended June 30, 2017, which was below the United States statutory rate of 35 percent, was reduced 67.7 percent by the timing and mix of pretax income earned outside the United States, increased 28.0 percent by the impact of foreign exchange, and increased 17.3 percent by other items including foreign withholding tax and nondeductible expenses.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, the Mexican tax authority (SAT) assessed one of our Mexican subsidiaries related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time. There were no significant developments affecting this matter for the six months ended June 30, 2018.

The Tax Cuts and Jobs Act (the Act), enacted December 22, 2017, changed many aspects of the U.S. tax code. Our accounting for the Act is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the revaluation of our deferred taxes. We have not yet adopted an accounting policy regarding whether we will treat Global Intangible Low Taxed Income (GILTI) as a period cost or establish deferred taxes related thereto. We have not made any additional measurement-period adjustments related to these items during the first six months of the year. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$1,025	$883	$284	$277	$1,309	$1,160
Interest cost	3,142	3,442	741	701	3,883	4,143
Expected return on plan assets	(5,669)	(5,623)	—	—	(5,669)	(5,623)
Amortization of unrecognized:
Prior service cost (credit)	1	59	(50)	(52)	(49)	7
Actuarial loss	1,599	1,265	154	152	1,753	1,417
Pension expense	$98	$26	$1,129	$1,078	$1,227	$1,104

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$2,004	$1,958	$576	$528	$2,580	$2,486
Interest cost	6,307	6,892	1,504	1,338	7,811	8,230
Expected return on plan assets	(11,329)	(11,240)	—	—	(11,329)	(11,240)
Amortization of unrecognized:
Prior service cost (credit)	1	118	(101)	(99)	(100)	19
Actuarial loss	3,236	2,617	313	290	3,549	2,907
Pension expense	$219	$345	$2,292	$2,057	$2,511	$2,402

We have contributed $0.6 million and $1.2 million of cash into our pension plans for the three months and six months ended June 30, 2018, respectively. Pension contributions for the remainder of 2018 are estimated to be $1.1 million.

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

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$151	$96	$—	$—	$151	$96
Interest cost	455	471	10	11	465	482
Amortization of unrecognized:
Prior service cost (credit)	(70)	(51)	—	—	(70)	(51)
Actuarial loss / (gain)	(53)	(154)	(17)	(13)	(70)	(167)
Non-pension post-retirement benefit expense	$483	$362	$(7)	$(2)	$476	$360

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$302	$316	$—	$—	$302	$316
Interest cost	911	1,052	20	22	931	1,074
Amortization of unrecognized:
Prior service cost (credit)	(141)	(101)	—	—	(141)	(101)
Actuarial loss / (gain)	(105)	(129)	(33)	(26)	(138)	(155)
Non-pension post-retirement benefit expense	$967	$1,138	$(13)	$(4)	$954	$1,134

Our 2018 estimate of non-pension cash payments is $4.3 million, of which we have paid $1.1 million and $1.9 million for the three months and six months ended June 30, 2018, respectively.

7.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2018	2017	2018	2017
Numerator for earnings per share:
Net income (loss) that is available to common shareholders	$3,988	$(832)	$1,027	$(7,402)

Denominator for basic earnings per share:
Weighted average shares outstanding	22,170,338	22,029,519	22,130,503	21,984,365

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	185,550	—	36,584	—
Adjusted weighted average shares and assumed conversions	22,355,888	22,029,519	22,167,087	21,984,365

Basic earnings (loss) per share	$0.18	$(0.04)	$0.05	$(0.34)

Diluted earnings (loss) per share	$0.18	$(0.04)	$0.05	$(0.34)

Shares excluded from diluted earnings (loss) per share due to:
Net loss position (excluded from denominator)	—	60,141	—	111,791
Inclusion would have been anti-dilutive (excluded from calculation)	752,375	924,652	982,386	744,317

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

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and interest rate swap as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of June 30, 2018, by Standard and Poor’s.
Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

(dollars in thousands)		Fair Value of Derivative Assets
	Balance Sheet Location	June 30, 2018	December 31, 2017
Cash flow hedges:
Interest rate swap	Prepaid and other current assets	$1,098	$—
Interest rate swap	Other assets	1,171	646
Natural gas contracts	Prepaid and other current assets	90	—
Total designated		2,359	646
Total derivative assets		$2,359	$646

		Fair Value of Derivative Liabilities
		June 30, 2018	December 31, 2017
Cash flow hedges:
Interest rate swap	Derivative liability	$—	$213
Natural gas contracts	Derivative liability	—	220
Natural gas contracts	Other long-term liabilities	25	7
Total designated		25	440
Derivatives not designated as hedging instruments:
Natural gas contracts	Derivative liability	—	264
Natural gas contracts	Other long-term liabilities	—	12
Total undesignated		—	276
Total derivative liabilities		$25	$716

The following table presents the notional amount of derivatives on the Condensed Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	June 30, 2018	December 31, 2017
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	2,740,000	2,480,000
Interest rate swap	Thousands of U.S. dollars	$220,000	$220,000

The following table presents cash settlements (paid) received related to the below derivatives:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Natural gas contracts	$(36)	$182	$(234)	$298
Interest rate swap	(3)	(510)	(181)	(1,110)
Total	$(39)	$(328)	$(415)	$(812)

The following table provides a summary of the impacts of derivative gain (loss) on the Consolidated Statements of Operations and other comprehensive income (OCI):

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	Location	2018	2017	2018	2017
Cash flow hedges:
Effective portion of derivative gain (loss) recognized into OCI:
Natural gas contracts	OCI	$123	$(239)	$334	$(709)
Interest rate swap	OCI	480	(619)	1,733	(415)
Total		$603	$(858)	$2,067	$(1,124)

Effective portion of derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$(36)	$90	$(234)	$157
Interest rate swap	Interest expense	40	(472)	(103)	(1,057)
Total		$4	$(382)	$(337)	$(900)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in current earnings:
Natural gas contracts	Other income (expense)	$—	$(236)	$—	$(819)
Total		$—	$(236)	$—	$(819)

Natural Gas Contracts

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes.

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

Based on our current valuation, we estimate that accumulated gains for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.1 million of gain to our Condensed Consolidated Statements of Operations.

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

Our interest rate swap qualifies and is designated as a cash flow hedge at June 30, 2018, and is accounted for under FASB ASC 815, "Derivatives and Hedging." Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). Based on our current valuation, we estimate that accumulated gains currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a reduction to interest expense of $1.1 million in our Condensed Consolidated Statements of Operations.

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

Three months ended June 30, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on March 31, 2018	$(11,850)	$1,546		$(88,585)		$(98,889)

Amounts recognized into AOCI	(7,392)	603		1,527		(5,262)
Currency impact	—	—		524		524
Amounts reclassified from AOCI	—	(4)	(1)	1,564	(2)	1,560
Tax effect	—	(127)		(736)		(863)
Other comprehensive income (loss), net of tax	(7,392)	472		2,879		(4,041)
Balance on June 30, 2018	$(19,242)	$2,018		$(85,706)		$(102,930)

Six months ended June 30, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2017	$(16,183)	$351		$(89,340)		$(105,172)

Cumulative-effect adjustment for the adoption of ASU 2017-12	—	(275)		—		(275)

Amounts recognized into AOCI	(3,059)	2,067		1,527		535
Currency impact	—	—		40		40
Amounts reclassified from AOCI	—	337	(1)	3,170	(2)	3,507
Tax effect	—	(462)		(1,103)		(1,565)
Other comprehensive income (loss), net of tax	(3,059)	1,942		3,634		2,517
Balance on June 30, 2018	$(19,242)	$2,018		$(85,706)		$(102,930)

Three months ended June 30, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on March 31, 2017	$(26,420)	$(350)		$(96,398)		$(123,168)

Amounts recognized into AOCI	5,589	(858)		4,801		9,532
Currency impact	—	—		(258)		(258)
Amounts reclassified from AOCI	—	382	(1)	1,206	(2)	1,588
Tax effect	—	(87)		(2,755)		(2,842)
Other comprehensive income (loss), net of tax	5,589	(563)		2,994		8,020
Balance on June 30, 2017	$(20,831)	$(913)		$(93,404)		$(115,148)

Six months ended June 30, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2016	$(27,828)	$(515)		$(96,854)		$(125,197)

Amounts recognized into AOCI	6,997	(1,124)		4,801		10,674
Currency impact	—	—		(738)		(738)
Amounts reclassified from AOCI	—	900	(1)	2,670	(2)	3,570
Tax effect	—	(174)		(3,283)		(3,457)
Other comprehensive income (loss), net of tax	6,997	(398)		3,450		10,049
Balance on June 30, 2017	$(20,831)	$(913)		$(93,404)		$(115,148)
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net Sales:
U.S. & Canada	$128,474	$121,871	$236,415	$231,200
Latin America	40,290	36,503	74,623	67,225
EMEA	38,175	31,054	70,423	56,385
Other	6,595	8,086	13,986	15,698
Consolidated	$213,534	$197,514	$395,447	$370,508

Segment EBIT:
U.S. & Canada	$13,358	$15,045	$18,082	$22,546
Latin America	7,433	1,907	9,583	(1,172)
EMEA	2,621	(2,057)	3,626	(2,894)
Other	660	(854)	(469)	(2,069)
Total Segment EBIT	$24,072	$14,041	$30,822	$16,411

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$24,072	$14,041	$30,822	$16,411
Retained corporate costs	(8,536)	(5,095)	(15,246)	(12,386)
Reorganization charges	—	(2,488)	—	(2,488)
Interest expense	(5,456)	(5,138)	(10,540)	(10,005)
(Provision) benefit for income taxes	(6,092)	(2,152)	(4,009)	1,066
Net income (loss)	$3,988	$(832)	$1,027	$(7,402)

Depreciation & Amortization:
U.S. & Canada	$3,052	$3,084	$6,439	$6,166
Latin America	4,494	4,510	9,204	8,907
EMEA	1,940	1,848	3,949	3,692
Other	1,309	1,329	2,623	2,683
Corporate	445	457	904	935
Consolidated	$11,240	$11,228	$23,119	$22,383

Capital Expenditures:
U.S. & Canada	$5,592	$2,457	$12,729	$4,394
Latin America	2,778	4,482	5,167	11,464
EMEA	1,449	7,633	2,743	10,396
Other	142	255	262	468
Corporate	117	269	448	326
Consolidated	$10,078	$15,096	$21,349	$27,048

11.	Revenue

Our primary source of revenue is the sale of glass tableware products manufactured within a Libbey facility as well as globally sourced tabletop products, including glassware, ceramicware, metalware and others. Our customer contracts generally include a single performance obligation, the shipment of specified products, and are recognized at a point in time when control of the product has transferred to the customer, which primarily takes place when risk of loss transfers in accordance with applicable shipping terms. Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which we expect to be entitled in exchange for transferring goods or providing services. When applicable, the transaction price includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. We estimate provisions for rebates, customer incentives, allowances, returns and discounts based on the terms of the contracts, historical experience and anticipated customer purchases during the rebate period. We continually evaluate the adequacy of these methods used, adjusting our estimates when the amount of consideration to which we expect to be entitled changes. Refund liabilities are included in accrued liabilities on the Condensed Consolidated Balance Sheet. Our payment terms are based on customary business practices and can vary by region and customer type, but are generally 0-90 days. Since the term between invoicing and expected payment is less than a year, we do not adjust the transaction price for the effects of a financing component. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies.

For the three months and six months ended June 30, 2018, bad debt expense was immaterial. Additionally, adjustments related to revenue recognized in prior periods were not material for the three months and six months ended June 30, 2018. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of June 30, 2018. For contracts with a duration of less than one year, we follow an allowable practical expedient and expense contract acquisition costs when incurred. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC Topic 606.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

(dollars in thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Foodservice	$93,194	$169,367
Retail	61,670	117,431
Business-to-business	58,670	108,649
Consolidated	$213,534	$395,447

Each operating segment has revenues across all our business channels. Each channel has a different marketing strategy, customer base and product composition. For both periods presented, over 75 percent of each segment's revenue is derived from the following business channels: U.S. and Canada from foodservice and retail; Latin America from retail and business-to-business; and EMEA from business-to-business and retail.

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

Business-to-business

Our customers for products sold in the diverse business-to-business channel include beverage companies and custom decorators of glass tableware for promotional purposes and resale. In addition, sales of our products in this channel include products for candle and floral applications, craft industries and gourmet food-packing companies. Our Latin America region also sells blender jars and various OEM products in this channel.

12.	Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$65	$—	$65	$—	$(503)	$—	$(503)
Interest rate swap	—	2,269	—	2,269	—	433	—	433
Net derivative asset (liability)	$—	$2,334	$—	$2,334	$—	$(70)	$—	$(70)

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

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		June 30, 2018		December 31, 2017
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$382,400	$375,708	$384,600	$370,178

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues, and the fair value of our ABL Facility approximates carrying value due to variable rates. The fair value of our other immaterial debt approximates carrying value at June 30, 2018 and December 31, 2017. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

13.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Gain (loss) on currency transactions	$2,662	$(691)	$1,012	$(2,235)
Gain (loss) on mark-to-market natural gas contracts	—	(236)	—	(819)
Pension and non-pension benefits, excluding service cost	(243)	(208)	(583)	(734)
Other non-operating income (expense)	161	283	44	150
Other income (expense)	$2,580	$(852)	$473	$(3,638)

14.	Contingencies

Legal Proceedings

From time to time we are identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or similar state laws that impose liability without regard to fault for costs and damages relating to the investigation and clean-up of contamination resulting from releases or threatened releases of hazardous substances. We are also subject to similar laws in some of the countries where our facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis.

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

Overview

During the second quarter of 2018, we continued to operate in a competitive environment. With global glass production capacity exceeding demand and some of our competitors throughout the world experiencing financial difficulties, all business channels continue to be impacted by global competition. We see limited signs of this competitive environment abating during 2018.

In spite of a volatile U.S. dollar in the first half of 2018, and political uncertainty as the result of announced and potential tariff increases, the U.S. economy is expected to remain strong for the rest of 2018. We have observed declines in U.S. foodservice traffic for every quarter since 2012, as reported by third-party research firms Knapp-Track and Blackbox. Despite the downward trends in foodservice traffic, we continue to outperform the market with year-to-date volume growth in our foodservice channel, as compared to the first half of 2017. As the retail industry continues to transform from brick-and-mortar to online commerce, our sales through our e-commerce platform are expected to grow during the remainder of 2018. Management expects the trends experienced in the U.S. foodservice and retail distribution channels to continue through the remainder of 2018.

The Latin America economy is expected to grow in 2018 despite volatility in the Mexican peso exchange rate, recent political changes and the continued uncertainty surrounding negotiations regarding the North American Free Trade Agreement (NAFTA). The positive perceptions of the recent Mexican presidential elections in early July are driving moderate economic projections for the short- and midterm expectations for the remainder of 2018.

The European economy continues to show signs of improvement with momentum expected to be sustained in 2018, although continued political unrest within the region, including slow progress with respect to the Brexit negotiations, creates uncertainty. China's competitive environment continues to be challenging, and economic growth rates in China are similar to those over the last few years. Despite a buoyant start to 2018, there is increasing potential for a trade war, which could offset any economic growth in the Asia Pacific region.

The business-to-business channel is impacted by general trends in each region and is dependent on customer demands.

In the second quarter of 2018, our net sales of $213.5 million were 8.1 percent higher than the prior-year quarter, or 7.0 percent higher on a constant currency basis, as the U.S. & Canada, EMEA and Latin America segments experienced increased net sales. U.S. & Canada net sales for the second quarter increased 5.4 percent, driven by favorable price and product mix in all channels and higher volumes, partially offset by unfavorable channel mix. Net sales in Latin America for the second quarter of 2018 increased 10.4 percent as compared to the prior-year quarter, or 13.1 percent on a constant currency basis, as a result of higher volume, partially offset by unfavorable product mix and unfavorable currency. Net sales in the EMEA segment increased 22.9 percent, or 13.9 percent on a constant currency basis, as the result of a favorable currency impact, higher volume and favorable price and product mix in the second quarter of 2018. We recorded net income of $4.0 million for the three months ended June 30, 2018, compared to a net loss of $0.8 million in the year-ago quarter. Profitability improved for the fourth consecutive quarter in EMEA and Latin America, and our adjusted EBITDA in the second quarter of 2018 was 32.7 percent higher than the prior-year quarter, showing signs that our initiatives are positively impacting our financial results.

Our current capital allocation strategy assigns a greater priority to debt reduction and continued investments in strategic initiatives that should improve our ability to increase long-term shareholder returns.

The Tax Cuts and Jobs Act (the Act), signed into law on December 22, 2017, changed many aspects of the U.S. tax code by reducing the corporate income tax rate from 35 percent to 21 percent, shifting to a territorial tax system with a related one-time transition tax on accumulated, unremitted earnings of foreign subsidiaries, limiting interest deductions, allowing the current expensing of certain capital expenditures and numerous other changes. Most of these changes became effective January 1, 2018. Overall, the 14 percentage point tax rate reduction is favorable to Libbey, but other new, unfavorable tax law changes could reduce this benefit. Such unfavorable changes, including the Global Intangible Low Taxed Income provision (GILTI) and restrictions on taxpayers’ ability to deduct executive compensation, increase tax liabilities and could result in a U.S. effective tax rate in excess of 21 percent. Our tax provision for the second quarter of 2018 was not materially affected by the U.S. law changes due in part to the offsetting nature of the changes such as those discussed above as well as the relative mix of U.S. versus non-U.S. income, which served to dilute the impact of U.S. tax reform on our consolidated tax rate.

See note 10, Segments, for details on how we report and define our segments.

Results of Operations

The following table presents key results of our operations for the three months and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2018	2017	2018	2017
Net sales	$213,534	$197,514	$395,447	$370,508
Gross profit	$46,493	$41,393	$80,163	$72,590
Gross profit margin	21.8%	21.0%	20.3%	19.6%
Income from operations (IFO)	$12,956	$7,310	$15,103	$5,175
IFO margin	6.1%	3.7%	3.8%	1.4%
Net income (loss)	$3,988	$(832)	$1,027	$(7,402)
Net income (loss) margin	1.9%	(0.4)%	0.3%	(2.0)%
Diluted net income (loss) per share	$0.18	$(0.04)	$0.05	$(0.34)
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (1) (non-GAAP)	$26,776	$20,174	$38,695	$26,408
Adjusted EBITDA margin (1) (non-GAAP)	12.5%	10.2%	9.8%	7.1%
____________________________________

(1)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the "Reconciliation of Net Income (Loss) to Adjusted EBITDA" and "Non-GAAP Measures" sections below in the Discussion of Second Quarter 2018 Compared to Second Quarter 2017.

Discussion of Second Quarter 2018 Compared to Second Quarter 2017
Net Sales
The following table summarizes net sales by operating segment:

Three months ended June 30, (dollars in thousands)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2018	2017	$ Change	% Change
U.S. & Canada	$128,474	$121,871	$6,603	5.4%	$28	5.4%
Latin America	40,290	36,503	3,787	10.4%	(993)	13.1%
EMEA	38,175	31,054	7,121	22.9%	2,799	13.9%
Other	6,595	8,086	(1,491)	(18.4)%	417	(23.6)%
Consolidated	$213,534	$197,514	$16,020	8.1%	$2,251	7.0%
_____________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the second quarter of 2018 were $128.5 million, compared to $121.9 million in the second quarter of 2017, an increase of 5.4 percent, driven by favorable price and product mix and higher volumes than the prior-year period. Net sales in the business-to-business channel increased 17.5 percent, or $3.7 million, due to more volume and favorable mix. Although the retail channel continues to experience softness in the market, net sales in our retail channel increased 7.7 percent, or $2.0 million, due to favorable price and product mix. Despite the continued declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox, our foodservice channel net sales increased 1.3 percent, or $0.9 million, driven by favorable price and product mix, partially offset by less volume in the quarter as compared to the prior-year quarter.

Net Sales — Latin America

Net sales in Latin America in the second quarter of 2018 were $40.3 million, compared to $36.5 million in the second quarter of 2017, an increase of 10.4 percent (an increase of 13.1 percent excluding currency fluctuation). All three channels experienced favorable pricing compared to the prior-year quarter. In addition, the business-to-business and retail channels reported higher sales as a result of higher volume. Net sales in the business-to-business channel increased 19.5 percent, or $3.2 million, and retail net sales increased 3.9 percent, or $0.6 million. Partially offsetting the favorable pricing and increased volume were unfavorable product mix in our business-to-business and retail channels and an unfavorable currency impact when compared to the second quarter of 2017. Foodservice channel sales were flat compared to the second quarter of 2017.

Net Sales — EMEA

Net sales in EMEA in the second quarter of 2018 were $38.2 million, compared to $31.1 million in the second quarter of 2017, an increase of 22.9 percent (an increase of 13.9 percent excluding currency fluctuation). The net sales increase is attributable to a favorable currency impact of $2.8 million as well as higher volume and favorable price and product mix on product sold in all three channels.

Gross Profit

Gross profit increased to $46.5 million in the second quarter of 2018, compared to $41.4 million in the prior-year quarter. Gross profit as a percentage of net sales increased to 21.8 percent in the second quarter of 2018, compared to 21.0 percent in the prior-year quarter. The primary driver of the $5.1 million increase in gross profit was a favorable net sales impact of $11.6 million, partially offset by unfavorable manufacturing activity of $5.8 million (including $4.6 million of downtime which included costs associated with a planned furnace rebuild during the second quarter of 2018) and higher utility costs of $0.6 million. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally and associated manufacturing costs, including warehousing costs, freight, and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income From Operations

Income from operations for the quarter ended June 30, 2018, increased $5.6 million to $13.0 million, compared to $7.3 million in the prior-year quarter. Income from operations as a percentage of net sales was 6.1 percent for the quarter ended June 30, 2018, compared to 3.7 percent in the prior-year quarter. The increase in income from operations is primarily the result of the increase in gross profit of $5.1 million (discussed above). In addition, there was a slight reduction in selling, general and administrative expenses of $0.5 million. The favorable change in selling, general and administrative expenses was driven by a non-repeating workforce reorganization charge of $2.0 million from 2017 and reduced expenses for our e-commerce initiative of $1.7 million, partially offset by higher incentive compensation expense of $1.5 million and increased legal and professional fees of $1.3 million, which includes ERP deployment related expenses.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $4.0 million, or $0.18 per diluted share, in the second quarter of 2018, compared to a net loss of $(0.8) million, or $(0.04) per diluted share, in the prior-year quarter. Net income as a percentage of net sales was 1.9 percent in the second quarter of 2018, compared to (0.4) percent in the prior-year quarter. The favorable change in net income (loss) and diluted net income (loss) per share is due to the factors discussed in Income From Operations above and a $3.4 million favorable change in other income (expense) driven by foreign currency gains, partially offset by an increase of $3.9 million in our provision for income taxes. The effective tax rate was 60.4 percent for the second quarter of 2018, compared to 163.0 percent in the prior-year quarter. The change in the effective tax rate was driven by differing levels of pretax income and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year. The impact of U.S. tax reform did not materially affect the effective tax rate for 2018 due to the relatively low proportion of U.S. income compared with global income.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended June 30, (dollars in thousands)				Segment EBIT Margin
	2018	2017	$ Change	2018	2017
U.S. & Canada	$13,358	$15,045	$(1,687)	10.4%	12.3%
Latin America	$7,433	$1,907	$5,526	18.4%	5.2%
EMEA	$2,621	$(2,057)	$4,678	6.9%	(6.6)%
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

Segment EBIT — U.S. & Canada

Segment EBIT was $13.4 million in the second quarter of 2018, compared to $15.0 million in the second quarter of 2017. Segment EBIT as a percentage of net sales decreased to 10.4 percent for 2018, compared to 12.3 percent in 2017. The $1.7 million decrease in Segment EBIT was driven by unfavorable manufacturing activity of $8.7 million, including $8.4 million of downtime due to a scheduled furnace rebuild. The decrease was partially offset by a favorable sales impact of $5.3 million and a $2.0 million reduction in expenses relating to our e-commerce initiative.

Segment EBIT — Latin America

Segment EBIT increased to $7.4 million in the second quarter of 2018, from $1.9 million in the second quarter of 2017. Segment EBIT as a percentage of net sales increased to 18.4 percent for 2018, compared to 5.2 percent in 2017. The primary drivers of the $5.5 million increase were a favorable sales impact of $4.0 million and a favorable currency impact of $1.9 million.

Segment EBIT — EMEA

Segment EBIT increased to $2.6 million in the second quarter of 2018, compared to $(2.1) million in the second quarter of 2017. Segment EBIT as a percentage of net sales increased to 6.9 percent for 2018, from (6.6) percent in 2017. The primary drivers of the $4.7 million increase in Segment EBIT were a favorable sales impact of $2.6 million and a favorable manufacturing activity impact of $1.8 million, mainly driven by less downtime in the current year.

Adjusted EBITDA

Adjusted EBITDA increased by $6.6 million to $26.8 million in the second quarter of 2018, compared to $20.2 million in the second quarter of 2017. As a percentage of net sales, our Adjusted EBITDA margin was 12.5 percent for the second quarter of 2018, compared to 10.2 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were a favorable sales impact of $11.6 million and a favorable currency impact of $2.9 million, partially offset by unfavorable manufacturing activity of $6.3 million, including $4.6 million related to downtime. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted below in the "Reconciliation of Net Income (Loss) to Adjusted EBITDA."

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income (loss) (U.S. GAAP)	$3,988	$(832)	$1,027	$(7,402)
Add:
Interest expense	5,456	5,138	10,540	10,005
Provision (benefit) for income taxes	6,092	2,152	4,009	(1,066)
Depreciation and amortization	11,240	11,228	23,119	22,383
Add: Special items before interest and taxes:
Reorganization charges	—	2,488	—	2,488
Adjusted EBITDA (non-GAAP)	$26,776	$20,174	$38,695	$26,408

Net sales	$213,534	$197,514	$395,447	$370,508
Net income (loss) margin (U.S. GAAP)	1.9%	(0.4)%	0.3%	(2.0)%
Adjusted EBITDA margin (non-GAAP)	12.5%	10.2%	9.8%	7.1%

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

Discussion of First Six Months 2018 Compared to First Six Months 2017

Net Sales

The following table summarizes net sales by operating segment:

Six months ended June 30,			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
(dollars in thousands)	2018	2017	$ Change	% Change
U.S. & Canada	$236,415	$231,200	$5,215	2.3%	$71	2.2%
Latin America	74,623	67,225	7,398	11.0%	1,114	9.3%
EMEA	70,423	56,385	14,038	24.9%	6,914	12.6%
Other	13,986	15,698	(1,712)	(10.9)%	935	(16.9)%
Consolidated	$395,447	$370,508	$24,939	6.7%	$9,034	4.3%
_________________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section above for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in the U.S. & Canada were $236.4 million in the first six months of 2018, compared to $231.2 million in the first six months of 2017, an increase of 2.3 percent. Net sales in the business-to-business channel increased 7.3 percent, or $3.1 million, driven by higher volume. Despite the continued declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox, our foodservice channel net sales increased 1.1 percent, or $1.5 million, driven by favorable price and product mix. Our retail channel increased 1.1 percent, or $0.6 million, due to improved price and product mix, offset by lower volume compared to the prior-year period.

Net Sales — Latin America

Net sales in Latin America were $74.6 million in the first six months of 2018, compared to $67.2 million in the first six months of 2017, an increase of 11.0 percent (an increase of 9.3 percent excluding the impact of currency). The increase in net sales is primarily attributable to an increase in volume, favorable pricing and favorable currency, partially offset by unfavorable product mix in the business-to-business and retail channels. Net sales in the business-to-business channel increased 13.2 percent, or $3.9 million, and net sales in the retail channel increased 9.4 percent, or $2.9 million. Net sales in the foodservice channel increased year-over-year by 8.9 percent, or $0.6 million, primarily due to favorable price and product mix.

Net Sales — EMEA

Net sales in EMEA were $70.4 million in the first six months of 2018, compared to $56.4 million in the first six months of 2017, an increase of 24.9 percent (an increase of 12.6 percent excluding currency fluctuation). Favorable currency of $6.9 million, higher volumes and favorable price and product mix across all three channels led to the increase in net sales compared to the prior-year period.

Gross Profit

Gross profit increased to $80.2 million in the first six months of 2018, compared to $72.6 million in the prior-year period. Gross profit as a percentage of net sales increased to 20.3 percent in the six months ended June 30, 2018, compared to 19.6 percent in the prior-year period. Contributing to the $7.6 million increase in gross profit were a favorable sales impact of $10.6 million and a favorable currency impact of $2.5 million, primarily related to the peso and euro. Partially offsetting these favorable items was unfavorable manufacturing activity of $5.3 million, including additional downtime of $2.5 million related to planned furnace rebuilds.

Income From Operations

Income from operations for the six months ended June 30, 2018, increased $9.9 million to $15.1 million, compared to $5.2 million in the prior-year period. Income from operations as a percentage of net sales was 3.8 percent for the six months ended June 30, 2018, compared to 1.4 percent in the prior-year period. The increase in income from operations is the result of the increase in gross profit of $7.6 million (discussed above), as well as lower selling, general and administrative expenses of $2.4 million. The favorable change in selling, general and administrative expenses was driven by reduced expenses for our e-commerce initiative of $2.8 million and non-repeating workforce reorganization charges of $2.0 million in 2017, partially offset by additional incentive compensation of $2.1 million.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded net income of $1.0 million, or $0.05 per diluted share, in the first six months of 2018, compared to a net loss of $(7.4) million, or $(0.34) per diluted share, in the year-ago period. Net income (loss) as a percentage of net sales was 0.3 percent in the first six months of 2018, compared to (2.0) percent in the first six months of 2017. The increase in net income (loss) and diluted net income (loss) per share is generally due to the factors discussed in Income From Operations above, as well as an increase of $4.1 million in other income, which includes a $3.2 million favorable change in gain/loss on currency transactions. Partially offsetting the favorable factors were an unfavorable $5.1 million change in our provision for income taxes and higher interest expense of $0.5 million. The effective tax rate was 79.6 percent for the first six months of 2018, compared to 12.6 percent in the year-ago period. The change in the effective tax rate was driven by differing levels of pretax income and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year. The impact of U.S. tax reform did not materially affect the effective tax rate for the first six months of 2018 due to the relatively low proportion of U.S. income compared with global income. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for further details on the effective tax rate.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Six months ended June 30, 2018				Segment EBIT Margin
(dollars in thousands)	2018	2017	$ Change	2018	2017
U.S. & Canada	$18,082	$22,546	$(4,464)	7.6%	9.8%
Latin America	$9,583	$(1,172)	$10,755	12.8%	(1.7)%
EMEA	$3,626	$(2,894)	$6,520	5.1%	(5.1)%
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

Segment EBIT — U.S. & Canada

Segment EBIT decreased to $18.1 million in the first six months of 2018, compared to $22.5 million in the first six months of 2017. Segment EBIT as a percentage of net sales decreased to 7.6 percent for the six months ended June 30, 2018, compared to 9.8 percent in the prior-year six-month period. The primary driver of the $4.5 million Segment EBIT decrease was unfavorable manufacturing activity of $8.8 million, including $12.1 of downtime for planned furnace rebuilds, partially offset by a $3.4 million reduction in expenses related to our e-commerce initiative.

Segment EBIT — Latin America

Segment EBIT increased to $9.6 million in the first six months of 2018, compared to $(1.2) million in the prior-year period. Segment EBIT as a percentage of net sales increased to 12.8 percent for the six months ended June 30, 2018, compared to (1.7) percent in the prior-year six-month period. The primary drivers of the $10.8 million increase were a favorable sales impact of $6.5 million and a favorable currency impact of $4.4 million.

Segment EBIT — EMEA

Segment EBIT increased to $3.6 million for the first six months of 2018, compared to $(2.9) million in the prior-year period. Segment EBIT as a percentage of net sales increased to 5.1 percent for the first six months of 2018, compared to (5.1) percent in the prior-year period. The primary drivers of the $6.5 million increase in Segment EBIT were a favorable sales impact of $3.6 million, favorable manufacturing activity of $2.5 million (as a result of less downtime) and lower utility costs of $0.7 million.

Adjusted EBITDA

Adjusted EBITDA increased by $12.3 million in the first six months of 2018, to $38.7 million, compared to $26.4 million in the first six months of 2017. As a percentage of net sales, Adjusted EBITDA was 9.8 percent for the first six months of 2018, compared to 7.1 percent in the year-ago period. The key contributors to the increase in Adjusted EBITDA were a favorable sales impact of $10.6 million, a favorable currency impact of $5.3 million and a $2.8 million reduction in expenses relating to our e-commerce initiative compared to the prior-year period. These favorable items were partially offset by unfavorable manufacturing activity of $5.9 million, including $2.5 million of net downtime. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance, as noted above in the "Reconciliation of Net Income (Loss) to Adjusted EBITDA" included in the "Discussion of Second Quarter 2018 Compared to Second Quarter 2017" section of this quarterly report, which is incorporated herein by reference.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL

Facility at June 30, 2018, we had $22.5 million of outstanding borrowings, $9.1 million outstanding in letters of credit and $0.5 million in rent reserves, resulting in $68.0 million of unused availability. In addition, we had $19.8 million of cash on hand at June 30, 2018, compared to $24.7 million of cash on hand at December 31, 2017. Of our total cash on hand at June 30, 2018, and December 31, 2017, $19.6 million and $20.4 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $11.7 million as of June 30, 2018. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income was paid as a dividend in the fourth quarter of 2015; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

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

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	June 30, 2018	December 31, 2017
Accounts receivable — net	$100,948	$89,997
DSO (1)	45.7	42.0
Inventories — net	$200,818	$187,886
DIO (2)	90.9	87.7
Accounts payable	$80,686	$78,346
DPO (3)	36.5	36.6
Trade Working Capital (4) (non-GAAP)	$221,080	$199,537
DWC (5)	100.0	93.2
Percentage of net sales	27.4%	25.5%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $221.1 million at June 30, 2018, an increase of $21.5 million from December 31, 2017. Our Trade Working Capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality, higher inventory levels to fulfill customer orders, and new product introductions. In addition, there was an increase in accounts receivable due to timing of collections and higher sales volume, partially offset by an increase in accounts payable. As a result of the factors above, Trade Working Capital as a percentage of the last twelve-month net sales increased to 27.4 percent at June 30, 2018, from 25.5 percent at December 31, 2017, and 26.2 percent at June 30, 2017.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2018	December 31, 2017
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$22,500	$—
Term Loan B	floating	(3)	April 9, 2021	382,400	384,600
AICEP Loan	0.00%		July 30, 2018	1,685	3,085
Total borrowings				406,585	387,685
Less — unamortized discount and finance fees				2,874	3,295
Total borrowings — net (4)				$403,711	$384,390
____________________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 3.65 percent at June 30, 2018.

(3)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(4)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $406.6 million and $387.7 million at June 30, 2018, and December 31, 2017, respectively. Contributing to the $18.9 million increase in borrowings was a $22.5 million increase in ABL borrowings, partially offset by $2.2 million in quarterly amortization payments under our Term Loan B and a $1.4 million AICEP Loan payment.

Of our total borrowings, $184.9 million, or approximately 45.5 percent, were subject to variable interest rates at June 30, 2018, as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. For further discussion on the interest rate swap, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.

Included in interest expense are the amortization of discounts, financing fees and other debt related fees. These items amounted to $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2018 and 2017.

Cash Flow

	Six months ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$800	$9,909
Net cash used in investing activities	$(21,349)	$(27,048)
Net cash provided by (used in) financing activities	$16,108	$(16,785)

Our net cash provided by operating activities was $0.8 million in the first six months of 2018, compared to $9.9 million in the first six months of 2017, an unfavorable cash flow impact of $9.1 million. Contributing to the decrease in cash flow from operations were an unfavorable cash flow impact of $8.5 million related to accounts receivable, inventories, and accounts payable, additional income tax payments of $1.6 million, lower value-added-tax collections and higher customer incentive payments. Partially offsetting these unfavorable cash flows was a favorable change in operating earnings.

Our net cash used in investing activities was $21.3 million and $27.0 million in the first six months of 2018 and 2017, respectively, in each case representing capital expenditures.

Net cash provided by (used in) financing activities was $16.1 million in the first six months of 2018, compared to $(16.8) million in the year-ago period. The primary drivers of this favorable $32.9 million change were the $22.5 million net proceeds drawn on the ABL Facility in the first six months of 2018 and a reduction of $10.0 million in Term Loan B payments.

Free Cash Flow

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Six months ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$800	$9,909
Net cash used in investing activities	(21,349)	(27,048)
Free Cash Flow (1) (non-GAAP)	$(20,549)	$(17,139)
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

Our Free Cash Flow was $(20.5) million during the first six months of 2018, compared to $(17.1) million in the the first six months of 2017, an unfavorable change of $3.4 million. The primary contributors to this change are the same 1:1 relationship as the $9.1 million unfavorable cash flow impact from operating activities and the favorable change of $5.7 million in investing activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North and Central American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes. At June 30, 2018, we had commodity contracts for 2,740,000 MMBTUs of natural gas with a fair market value of a $0.1 million asset. We have hedged a portion of our forecasted transactions through November 2020. At December 31, 2017, we had commodity forward contracts for 2,480,000 MMBTUs of natural gas with a fair market value of a $0.5 million liability. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of June 30, 2018, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020, and maintains a fixed interest rate of 4.85 percent, including the credit spread. At June 30, 2018, the Term Loan B debt held a floating interest rate of 5.05 percent. If the counterparty to the interest rate swap agreement were to fail to perform, the interest rate swap would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparty. The counterparty held a Standard & Poor's rating of A+ as of June 30, 2018.

The fair market value of our interest rate swap agreement is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreement was a $2.3 million asset at June 30, 2018, and a $0.4 million asset at December 31, 2017.

Goodwill

During the third quarter of 2017, we determined a triggering event had occurred associated with our Mexico reporting unit which resulted in a goodwill impairment charge of $79.7 million. After the impairment charge, the remaining net goodwill balance was $46.0 million in our Mexico reporting unit. There were no goodwill impairment indicators as of June 30, 2018. However, as the impairment charge resulted in the estimated fair value of the reporting unit equaling its carrying value as of September 30, 2017, there continues to be an elevated risk of potential future impairment should there be any further reductions in the estimated fair value in relation to the carrying value of the reporting unit. Management considers several factors to be significant when estimating fair value including the expected financial outlook of the business, changes in the Company's stock price, the impact of changing market conditions on financial performance and expected future cash flows, foreign currency impacts, the geopolitical environment and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment charges in the future. Specifically, actual results may vary from the Company's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions could result in additional non-cash impairment charges. The estimated fair value of our other two reporting units that have goodwill exceeded their carrying values by more than 70 percent as of our 2017 annual impairment test on October 1, 2017.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for a detailed discussion on tax contingencies.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, changed many aspects of the U.S. tax code. The effects of certain changes were quantified or estimated and recorded as of December 31, 2017. Due to the breadth of the changes and the lack of comprehensive implementation guidance, we will continue to analyze the changes as we finalize our 2017 U.S. federal income tax return and as additional guidance is issued. In the event that revisions are required, they will be treated in accordance with the measurement period guidance in Staff Accounting Bulletin 118. No such revisions were recorded during the quarter ended June 30, 2018.

New Accounting Standards

See note 2 of the Condensed Consolidated Financial Statements for a summary of the new accounting standards.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the three months and six months ended June 30, 2018. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2018	—	$—	—	941,250
May 1 to May 31, 2018	—	$—	—	941,250
June 1 to June 30, 2018	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	August 1, 2018	by:	/s/ James C. Burmeister
James C. Burmeister
Senior Vice President, Chief Financial Officer