Form 10-Q
period 2018-09-30
LIBBEY INC
filed 2018-11-06
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Common Stock, $.01 par value 22,147,265 shares at October 31, 2018.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,
	2018	2017
Net sales	$190,775	$187,339
Freight billed to customers	780	1,058
Total revenues	191,555	188,397
Cost of sales	154,315	150,396
Gross profit	37,240	38,001
Selling, general and administrative expenses	33,336	29,460
Goodwill impairment	—	79,700
Income (loss) from operations	3,904	(71,159)
Other income (expense)	(1,453)	193
Earnings (loss) before interest and income taxes	2,451	(70,966)
Interest expense	5,652	5,118
Income (loss) before income taxes	(3,201)	(76,084)
Provision for income taxes	1,758	2,731
Net loss	$(4,959)	$(78,815)

Net loss per share:
Basic	$(0.22)	$(3.57)
Diluted	$(0.22)	$(3.57)
Dividends declared per share	$—	$0.1175
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended September 30,
	2018	2017
Net sales	$586,222	$557,847
Freight billed to customers	2,475	2,481
Total revenues	588,697	560,328
Cost of sales	471,294	449,737
Gross profit	117,403	110,591
Selling, general and administrative expenses	98,396	96,875
Goodwill impairment	—	79,700
Income (loss) from operations	19,007	(65,984)
Other income (expense)	(980)	(3,445)
Earnings (loss) before interest and income taxes	18,027	(69,429)
Interest expense	16,192	15,123
Income (loss) before income taxes	1,835	(84,552)
Provision for income taxes	5,767	1,665
Net loss	$(3,932)	$(86,217)

Net loss per share:
Basic	$(0.18)	$(3.92)
Diluted	$(0.18)	$(3.92)
Dividends declared per share	$0.1175	$0.3525
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net loss	$(4,959)	$(78,815)	$(3,932)	$(86,217)

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	874	1,422	4,508	4,872
Change in fair value of derivative instruments, net of tax	(734)	597	1,208	199
Foreign currency translation adjustments, net of tax	(2,707)	2,650	(5,766)	9,647
Other comprehensive income (loss), net of tax	(2,567)	4,669	(50)	14,718

Comprehensive income (loss)	$(7,526)	$(74,146)	$(3,982)	$(71,499)
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$19,088	$24,696
Accounts receivable — net	91,082	89,997
Inventories — net	210,591	187,886
Prepaid and other current assets	18,051	12,550
Total current assets	338,812	315,129
Pension asset	4,249	2,939
Purchased intangible assets — net	13,685	14,565
Goodwill	84,412	84,412
Deferred income taxes	25,482	24,892
Other assets	9,429	9,627
Property, plant and equipment — net	264,057	265,675
Total assets	$740,126	$717,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$72,927	$78,346
Salaries and wages	27,171	27,409
Accrued liabilities	51,568	43,223
Accrued income taxes	4,798	1,862
Pension liability (current portion)	2,286	2,185
Non-pension post-retirement benefits (current portion)	4,181	4,185
Derivative liability	—	697
Long-term debt due within one year	4,400	7,485
Total current liabilities	167,331	165,392
Long-term debt	406,252	376,905
Pension liability	41,295	43,555
Non-pension post-retirement benefits	48,599	49,758
Deferred income taxes	1,864	1,850
Other long-term liabilities	12,616	12,885
Total liabilities	677,957	650,345
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,145,300 shares issued in 2018 (22,018,010 shares issued in 2017)	221	220
Capital in excess of par value	334,862	333,011
Retained deficit	(167,417)	(161,165)
Accumulated other comprehensive loss	(105,497)	(105,172)
Total shareholders’ equity	62,169	66,894
Total liabilities and shareholders’ equity	$740,126	$717,239

See accompanying notes

Libbey Inc.
Condensed Consolidated Statement of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2017	22,018,010	$220	$333,011	$(161,165)	$(105,172)	$66,894
Cumulative-effect adjustment for the adoption of ASU 2017-12				275	(275)	—
Net loss				(3,932)		(3,932)
Other comprehensive income (loss)					(50)	(50)
Stock compensation expense			2,059			2,059
Dividends				(2,595)		(2,595)
Stock withheld for employee taxes			(304)			(304)
Stock issued	127,290	1	96			97
Balance September 30, 2018	22,145,300	$221	$334,862	$(167,417)	$(105,497)	$62,169
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(3,932)	$(86,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,389	33,616
Goodwill impairment	—	79,700
Loss on asset sales and disposals	256	224
Change in accounts receivable	(1,688)	(2,000)
Change in inventories	(24,445)	(25,944)
Change in accounts payable	(5,139)	3,283
Accrued interest and amortization of discounts and finance fees	801	929
Pension & non-pension post-retirement benefits, net	1,154	3,007
Accrued liabilities & prepaid expenses	6,938	8,716
Income taxes	(1,662)	(1,942)
Share-based compensation expense	2,127	2,930
Other operating activities	(1,213)	(94)
Net cash provided by operating activities	7,586	16,208

Investing activities:
Additions to property, plant and equipment	(35,123)	(39,140)
Net cash used in investing activities	(35,123)	(39,140)

Financing activities:
Borrowings on ABL credit facility	78,850	21,004
Repayments on ABL credit facility	(46,876)	(12,277)
Other repayments	(3,077)	(632)
Repayments on Term Loan B	(3,300)	(18,300)
Stock options exercised	5	466
Taxes paid on distribution of equity awards	(304)	(623)
Dividends	(2,595)	(7,762)
Other financing activities	—	888
Net cash provided by (used in) financing activities	22,703	(17,236)

Effect of exchange rate fluctuations on cash	(774)	731
Decrease in cash	(5,608)	(39,437)

Cash & cash equivalents at beginning of period	24,696	61,011
Cash & cash equivalents at end of period	$19,088	$21,574

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,868	$13,949
Cash paid during the period for income taxes	$7,219	$2,609

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Stock-based compensation expense	$671	$782	$2,127	$2,930

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

	Three months ended September 30, 2017			Nine months ended September 30, 2017
(dollars in thousands)	Previously Reported	Reclassification	As Revised	Previously Reported	Reclassification	As Revised
Cost of sales	$151,202	$(806)	$150,396	$452,041	$(2,304)	$449,737
Selling, general and administrative expenses	29,082	378	29,460	95,733	1,142	96,875
Other income (expense)	621	(428)	193	(2,283)	(1,162)	(3,445)

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

New Accounting Standards - Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet right-of-use assets and corresponding liabilities for leases with lease terms of more than 12 months. Leases will be classified as either finance or operating leases, with classification affecting the pattern of expense recognition in the income statement. The new guidance also clarifies the definition of a lease and disclosure requirements. ASU 2016-02 is effective for us in the first quarter of 2019. ASU 2016-02 requires lessees and lessors to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. In the third quarter of 2018, the FASB approved an optional transition method permitting an entity to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in the financial statements. This would ease the transition burden and allow us to record a cumulative effect adjustment to retained earnings as of January 1, 2019, without restatement of the previously reported comparative periods. Therefore, this is our planned adoption method. We continue to evaluate the impact that the new lease guidance will have on our financial statements and related disclosures, including the additional assets and liabilities that will be recognized on the balance sheet. To facilitate this, we are utilizing a comprehensive approach to review our lease portfolio, have selected a system for managing our leases and are progressing through system implementation, updating of our internal controls and training. See note 15, Operating Leases, in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, for our minimum lease commitments under non-cancellable operating leases.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the stranded tax effects resulting from the Tax Cuts and Jobs Act will be eliminated, resulting in more useful information reported to financial statement users. ASU 2018-02 relates to only the reclassification of the income tax effects of the Tax Cuts and Jobs Act. The underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. At this time, we do not plan to adopt this optional ASU.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This update modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 removes disclosures that are no longer deemed cost beneficial and adds the following disclosure requirements: 1) weighted-average interest crediting rates for cash balance plans; and 2) an explanation of the reasons for significant gains/losses related to changes in the benefit obligation during the period. The update also clarifies the requirements when entities aggregate disclosures for two or more plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early application permitted. The ASU provisions only impact annual disclosures and are to be applied on a retrospective basis to all periods presented. We are currently assessing the impact that this standard will have on our annual disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application permitted. We are currently assessing the impact that this standard will have on our Condensed Consolidated Financial Statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2018	December 31, 2017
Accounts receivable:
Trade receivables	$89,268	$88,786
Other receivables	1,814	1,211
Total accounts receivable, less allowances of $7,043 and $9,051	$91,082	$89,997

Inventories:
Finished goods	$193,306	$170,774
Work in process	1,215	1,485
Raw materials	4,239	3,906
Repair parts	10,430	10,240
Operating supplies	1,401	1,481
Total inventories, less loss provisions of $9,312 and $10,308	$210,591	$187,886

Accrued liabilities:
Accrued incentives	$24,463	$19,728
Other accrued liabilities	27,105	23,495
Total accrued liabilities	$51,568	$43,223

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2018	December 31, 2017
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$31,974	$—
Term Loan B	floating	(3)	April 9, 2021	381,300	384,600
AICEP Loan	0.00%		July 30, 2018	—	3,085
Total borrowings				413,274	387,685
Less — unamortized discount and finance fees				2,622	3,295
Total borrowings — net				410,652	384,390
Less — long term debt due within one year				4,400	7,485
Total long-term portion of borrowings — net				$406,252	$376,905
________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 3.60 percent at September 30, 2018.

(3)
We have entered into interest rate swaps that effectively fix a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swaps in note 8 for additional details. The Term Loan B floating interest rate was 5.13 percent at September 30, 2018.

At September 30, 2018, the available borrowing base under the ABL Facility was offset by a $0.5 million rent reserve. The ABL Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, are applied against the $100.0 million limit. At September 30, 2018, $7.9 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $59.6 million at September 30, 2018, compared to $91.9 million at December 31, 2017.

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

Our effective tax rate was 314.3 percent for the nine months ended September 30, 2018, compared to (2.0) percent for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018, which was above the United States statutory rate of 21 percent, was increased 195.1 percent by the timing and mix of pretax income earned outside the United States, increased 30.9 percent by the impact of foreign exchange, and increased 67.3 percent by other items including foreign withholding tax and nondeductible expenses. Our effective tax rate for the nine months ended September 30, 2017, which was below the United States statutory rate of 35 percent, was reduced 40.2 percent by the nondeductible goodwill impairment charge, increased 13.7 percent by the timing and mix of pretax income earned outside the United States, decreased 5.3 percent by the impact of foreign exchange, and decreased 5.2 percent by other items including foreign withholding tax and nondeductible expenses.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, the Mexican tax authority (SAT) assessed one of our Mexican subsidiaries related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time. There were no significant developments affecting this matter for the nine months ended September 30, 2018.

The Tax Cuts and Jobs Act (the Act), enacted December 22, 2017, changed many aspects of the U.S. tax code. Our accounting for the Act is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the revaluation of our deferred taxes. We have not yet adopted an accounting policy regarding whether we will treat Global Intangible Low Taxed Income (GILTI) as a period cost or establish deferred taxes related thereto. We have not made any additional measurement-period adjustments related to these items during the first nine months of the year. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

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

The components of our net pension expense, including the SERP, are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$1,003	$979	$289	$286	$1,292	$1,265
Interest cost	3,154	3,445	755	725	3,909	4,170
Expected return on plan assets	(5,665)	(5,619)	—	—	(5,665)	(5,619)
Amortization of unrecognized:
Prior service cost (credit)	—	59	(51)	(54)	(51)	5
Actuarial loss	1,618	1,308	158	156	1,776	1,464
Pension expense	$110	$172	$1,151	$1,113	$1,261	$1,285

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$3,007	$2,937	$865	$814	$3,872	$3,751
Interest cost	9,461	10,337	2,259	2,063	11,720	12,400
Expected return on plan assets	(16,994)	(16,859)	—	—	(16,994)	(16,859)
Amortization of unrecognized:
Prior service cost (credit)	1	177	(152)	(153)	(151)	24
Actuarial loss	4,854	3,925	471	446	5,325	4,371
Pension expense	$329	$517	$3,443	$3,170	$3,772	$3,687

We have contributed $0.9 million and $2.1 million of cash to our pension plans for the three months and nine months ended September 30, 2018, respectively. Pension contributions for the remainder of 2018 are estimated to be $1.3 million.

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

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$151	$157	$1	$—	$152	$157
Interest cost	456	526	9	10	465	536
Amortization of unrecognized:
Prior service (credit)	(71)	(50)	—	—	(71)	(50)
Actuarial (gain)	(52)	(65)	(16)	(13)	(68)	(78)
Non-pension post-retirement benefit expense	$484	$568	$(6)	$(3)	$478	$565

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Service cost	$453	$473	$1	$1	$454	$474
Interest cost	1,367	1,578	29	32	1,396	1,610
Amortization of unrecognized:
Prior service (credit)	(212)	(151)	—	—	(212)	(151)
Actuarial (gain)	(157)	(194)	(49)	(39)	(206)	(233)
Non-pension post-retirement benefit expense	$1,451	$1,706	$(19)	$(6)	$1,432	$1,700

Our 2018 estimate of non-pension cash payments is $4.3 million, of which we have paid $1.3 million and $3.2 million for the three months and nine months ended September 30, 2018, respectively.

7.	Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2018	2017	2018	2017
Numerator for earnings per share:
Net loss that is available to common shareholders	$(4,959)	$(78,815)	$(3,932)	$(86,217)

Denominator for basic earnings per share:
Weighted average shares outstanding	22,222,827	22,075,318	22,162,237	22,015,008

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	—	—	—
Adjusted weighted average shares and assumed conversions	22,222,827	22,075,318	22,162,237	22,015,008

Basic loss per share	$(0.22)	$(3.57)	$(0.18)	$(3.92)

Diluted loss per share	$(0.22)	$(3.57)	$(0.18)	$(3.92)

Shares excluded from diluted loss per share due to:
Net loss position (excluded from denominator)	384,885	63,488	164,378	92,051
Inclusion would have been anti-dilutive (excluded from calculation)	563,903	893,198	669,496	780,062

When applicable, diluted shares outstanding include the dilutive impact of restricted stock units. Diluted shares also include the impact of eligible employee stock options, which are calculated based on the average share price for each fiscal period using the treasury stock method.

8.	Derivatives
We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt and commodity price risks associated with forecasted future natural gas requirements. These derivatives, except for the natural gas contracts used in our Mexican manufacturing facilities prior to 2018, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Our contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce our exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is our policy to offset on the Condensed Consolidated Balance Sheets the amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.

Prior to January 1, 2018, our derivatives used to reduce economic volatility of natural gas prices in Mexico were not designated as cash flow hedges. All mark-to-market changes on these derivatives were reflected in other income (expense). On January 1, 2018, we adopted ASU 2017-12 for hedge accounting. Under this new guidance, we apply contractually specified component hedging to all of our natural gas hedges. This allows us to record changes in fair value for outstanding natural gas derivatives to other comprehensive income (loss) beginning January 1, 2018. See note 2 for additional details on the adoption of ASU 2017-12.

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and interest rate swaps as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of September 30, 2018, by Standard and Poor’s.
Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

(dollars in thousands)		Fair Value of Derivative Assets
	Balance Sheet Location	September 30, 2018	December 31, 2017
Cash flow hedges:
Interest rate swaps	Prepaid and other current assets	$1,548	$—
Interest rate swaps	Other assets	—	646
Natural gas contracts	Prepaid and other current assets	196	—
Total designated		1,744	646
Total derivative assets		$1,744	$646

		Fair Value of Derivative Liabilities
		September 30, 2018	December 31, 2017
Cash flow hedges:
Interest rate swaps	Derivative liability	$—	$213
Interest rate swaps	Other long-term liabilities	412	—
Natural gas contracts	Derivative liability	—	220
Natural gas contracts	Other long-term liabilities	—	7
Total designated		412	440
Derivatives not designated as hedging instruments:
Natural gas contracts	Derivative liability	—	264
Natural gas contracts	Other long-term liabilities	—	12
Total undesignated		—	276
Total derivative liabilities		$412	$716

The following table presents cash settlements (paid) received related to the below derivatives:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Natural gas contracts	$48	$(121)	$(186)	$177
Interest rate swaps	123	(384)	(58)	(1,494)
Total	$171	$(505)	$(244)	$(1,317)

The following table provides a summary of the impacts of derivative gain (loss) on the Consolidated Statements of Operations and other comprehensive income (OCI):

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	Location	2018	2017	2018	2017
Cash flow hedges:
Effective portion of derivative gain (loss) recognized into OCI:
Natural gas contracts	OCI	$179	$6	$513	$(703)
Interest rate swaps	OCI	(998)	87	735	(328)
Total		$(819)	$93	$1,248	$(1,031)

Effective portion of derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$48	$(76)	$(186)	$81
Interest rate swaps	Interest expense	135	(358)	32	(1,415)
Total		$183	$(434)	$(154)	$(1,334)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in current earnings:
Natural gas contracts	Other income (expense)	$—	$(4)	$—	$(823)
Total		$—	$(4)	$—	$(823)

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

The following table presents the notional amount of our natural gas derivatives on the Condensed Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	September 30, 2018	December 31, 2017
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	3,960,000	2,480,000

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

Based on our current valuation, we estimate that accumulated gains for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.2 million of gain to our Condensed Consolidated Statements of Operations.

Interest Rate Swaps

The table below lists the interest rate swaps we executed as part of our risk management strategy to mitigate the risks associated with the fluctuating interest rates under our Term Loan B. The interest rate swaps effectively convert a portion of our Term Loan B debt from a variable interest rate to a fixed interest rate, thus reducing the impact of interest rate changes on future income.

Swap execution date	Effective date	Expiration date	Notional amount	Fixed swap rate
April 1, 2015	January 11, 2016	January 9, 2020	$220.0 million	4.85%
September 24, 2018	January 9, 2020	January 9, 2025	$200.0 million	6.19%	(1)
________________________

(1)	Upon refinancing our Term Loan B, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread.

Our interest rate swaps are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves.

Our interest rate swaps qualify and are designated as cash flow hedges at September 30, 2018, and are accounted for under FASB ASC 815, "Derivatives and Hedging." Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). Based on our current valuation, we estimate that accumulated gains currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a reduction to interest expense of $1.5 million in our Condensed Consolidated Statements of Operations.

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

Three months ended September 30, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on June 30, 2018	$(19,242)	$2,018		$(85,706)		$(102,930)

Amounts recognized into AOCI	(2,707)	(819)		—		(3,526)
Currency impact	—	—		(356)		(356)
Amounts reclassified from AOCI	—	(183)	(1)	1,586	(2)	1,403
Tax effect	—	268		(356)		(88)
Other comprehensive income (loss), net of tax	(2,707)	(734)		874		(2,567)
Balance on September 30, 2018	$(21,949)	$1,284		$(84,832)		$(105,497)

Nine months ended September 30, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2017	$(16,183)	$351		$(89,340)		$(105,172)

Cumulative-effect adjustment for the adoption of ASU 2017-12	—	(275)		—		(275)

Amounts recognized into AOCI	(5,766)	1,248		1,527		(2,991)
Currency impact	—	—		(316)		(316)
Amounts reclassified from AOCI	—	154	(1)	4,756	(2)	4,910
Tax effect	—	(194)		(1,459)		(1,653)
Other comprehensive income (loss), net of tax	(5,766)	1,208		4,508		(50)
Balance on September 30, 2018	$(21,949)	$1,284		$(84,832)		$(105,497)

Three months ended September 30, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on June 30, 2017	$(20,831)	$(913)		$(93,404)		$(115,148)

Amounts recognized into AOCI	3,477	93		—		3,570
Currency impact	—	—		110		110
Amounts reclassified from AOCI	—	434	(1)	1,341	(2)	1,775
Tax effect	(827)	70		(29)		(786)
Other comprehensive income (loss), net of tax	2,650	597		1,422		4,669
Balance on September 30, 2017	$(18,181)	$(316)		$(91,982)		$(110,479)

Nine months ended September 30, 2017 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2016	$(27,828)	$(515)		$(96,854)		$(125,197)

Amounts recognized into AOCI	10,474	(1,031)		4,801		14,244
Currency impact	—	—		(628)		(628)
Amounts reclassified from AOCI	—	1,334	(1)	4,011	(2)	5,345
Tax effect	(827)	(104)		(3,312)		(4,243)
Other comprehensive income (loss), net of tax	9,647	199		4,872		14,718
Balance on September 30, 2017	$(18,181)	$(316)		$(91,982)		$(110,479)
___________________________

(1)
We reclassified natural gas contracts through cost of sales and the interest rate swaps through interest expense on the Condensed Consolidated Statements of Operations. See note 8 for additional information.

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net Sales:
U.S. & Canada	$115,304	$112,252	$351,719	$343,452
Latin America	35,406	35,339	110,029	102,564
EMEA	33,289	33,743	103,712	90,128
Other	6,776	6,005	20,762	21,703
Consolidated	$190,775	$187,339	$586,222	$557,847

Segment EBIT:
U.S. & Canada	$7,538	$10,761	$25,620	$33,307
Latin America	1,727	3,721	11,310	2,549
EMEA	1,358	1,482	4,984	(1,412)
Other	852	(1,529)	383	(3,598)
Total Segment EBIT	$11,475	$14,435	$42,297	$30,846

Reconciliation of Segment EBIT to Net Loss:
Segment EBIT	$11,475	$14,435	$42,297	$30,846
Retained corporate costs	(6,683)	(5,701)	(21,929)	(18,087)
Goodwill impairment (note 15)	—	(79,700)	—	(79,700)
Fees associated with strategic initiative (1)	(2,341)	—	(2,341)	—
Reorganization charges	—	—	—	(2,488)
Interest expense	(5,652)	(5,118)	(16,192)	(15,123)
Provision for income taxes	(1,758)	(2,731)	(5,767)	(1,665)
Net loss	$(4,959)	$(78,815)	$(3,932)	$(86,217)

Depreciation & Amortization:
U.S. & Canada	$3,850	$2,850	$10,289	$9,016
Latin America	4,208	4,850	13,412	13,757
EMEA	1,835	1,816	5,784	5,508
Other	992	1,138	3,615	3,821
Corporate	385	579	1,289	1,514
Consolidated	$11,270	$11,233	$34,389	$33,616

Capital Expenditures:
U.S. & Canada	$6,101	$2,751	$18,830	$7,145
Latin America	3,718	3,937	8,885	15,401
EMEA	1,619	5,050	4,362	15,446
Other	129	348	391	816
Corporate	2,207	6	2,655	332
Consolidated	$13,774	$12,092	$35,123	$39,140
_____________________

(1)	Legal and professional fees associated with a strategic initiative that we terminated during the third quarter.

11.	Revenue

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

For the three months and nine months ended September 30, 2018, bad debt expense was immaterial. Additionally, adjustments related to revenue recognized in prior periods were not material for the three months and nine months ended September 30, 2018. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheet as of September 30, 2018. For contracts with a duration of less than one year, we follow an allowable practical expedient and expense contract acquisition costs when incurred. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC Topic 606.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

(dollars in thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Foodservice	$73,625	$242,992
Retail	63,325	180,756
Business-to-business	53,825	162,474
Consolidated	$190,775	$586,222

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

Retail

Our primary customers in the retail channel include mass merchants, department stores, national retail chains, pure play e-commerce retailers or marketers, retail and wholesale distributors, value-oriented retailers, grocers and specialty housewares stores. We also operate outlet stores in the U.S., Mexico and Portugal.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$196	$—	$196	$—	$(503)	$—	$(503)
Interest rate swaps	—	1,136	—	1,136	—	433	—	433
Net derivative asset (liability)	$—	$1,332	$—	$1,332	$—	$(70)	$—	$(70)

The fair values of our commodity futures natural gas contracts are determined using observable market inputs. The fair value of our interest rate swaps are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The commodity futures natural gas contracts and interest rate swaps are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		September 30, 2018		December 31, 2017
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$381,300	$380,823	$384,600	$370,178

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues, and the fair value of our ABL Facility approximates carrying value due to variable rates. The fair value of our other immaterial debt approximates carrying value at December 31, 2017. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short term nature.

13.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Gain (loss) on currency transactions	$(1,294)	$548	$(282)	$(1,687)
(Loss) on mark-to-market natural gas contracts	—	(4)	—	(823)
Pension and non-pension benefits, excluding service cost	(295)	(428)	(878)	(1,162)
Other non-operating income (expense)	136	77	180	227
Other income (expense)	$(1,453)	$193	$(980)	$(3,445)

14.	Contingencies

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

U.S. EPA has completed its Remedial Investigation (RI), Feasibility Study (FS), Risk Assessment (RA) and Proposed Remedial Action Plan (PRAP). U.S. EPA issued its Record of Decision (RoD) on September 30, 2014. The RoD indicates that U.S. EPA's estimate of the undiscounted cost of remediation ranges between approximately $17.0 million (assuming local disposal of contaminated sediments is feasible) and approximately $24.8 million (assuming local disposal is not feasible). However, the RoD acknowledges that the final cost of the cleanup will depend upon the actual volume of contaminated material, the degree to which it is contaminated, and where the excavated soil and sediment is properly disposed. In connection with the General Motors Corporation (“GM”) bankruptcy, U.S. EPA recovered $22.0 million from Motors Liquidation Company (MLC), the successor to GM. If the cleanup costs do not exceed the amount recovered by U.S. EPA from MLC, Syracuse China may suffer no loss. If and to the extent the cleanup costs exceed the amount recovered by U.S. EPA from MLC, it is not yet known whether other PRPs will be added to the current group of PRPs or how any excess costs may be allocated among the PRPs.

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

On October 26, 2018, Revitalizing Auto Communities Environmental Response Trust (“RACER Trust”) and RACER Properties LLC filed a complaint in the United States District Court for the Northern District of New York against our wholly-owned subsidiaries Syracuse China Company and Libbey Glass Inc. (collectively, “SCC”) and more than 30 other companies. RACER Properties LLC is the owner of a former GM manufacturing facility located in Onondaga County, New York, and the RACER Trust, established pursuant to a 2010 Environmental Response Trust Consent Decree and Settlement Agreement approved by the U.S. Bankruptcy Court (the "2010 Trust Consent Decree"), was created to clean up and reposition for development certain properties owned by the former GM. The complaint alleges that SCC and the other defendants are jointly and severally liable, along with the plaintiffs, for the remediation of polychlorinated biphenyls (“PCBs”) and certain other hazardous substances in soils and sediments in Upper Ley Creek between Town Line Road and the Route 11 Bridge in Onondaga County, New York (the “Upper Ley Creek sub-site”). The Upper Ley Creek sub-site is located immediately upstream of the Lower Ley Creek sub-site.

Pursuant to a 2015 Consent Order with the New York State Department of Environmental Conservation (“NYSDEC”), the RACER Trust committed to undertake certain remedial work with respect to the Upper Ley Creek sub-site utilizing funds set aside for this purpose by the Bankruptcy Court.  According to the complaint, the NYSDEC has directed the RACER Trust to investigate a 22-acre area of land on the north side of Upper Ley Creek that is allegedly outside of the original geographic scope of the remedial work contemplated by the 2010 Trust Consent Decree. The complaint alleges that if additional remediation in that area becomes necessary, the remediation budget for the Upper Ley Creek sub-site could increase to as much as approximately $93.5 million.

If SCC is determined to be a PRP for the Upper Ley Creek sub-site, SCC may be required to pay a share of the costs of investigation and remediation of the Upper Ley Creek sub-site. SCC intends to defend this action vigorously and is currently evaluating its legal options. We cannot predict the ultimate outcome of this proceeding, and the amount that SCC may ultimately be required to pay is currently not reasonably estimable.

To the extent that Syracuse China has a liability with respect to the Lower Ley Creek sub-site, including without limitation costs to fund the RD work, or with respect to the Upper Ley Creek sub-site, and to the extent the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claims for indemnification under the Asset Purchase Agreement.

Although we cannot predict the ultimate outcome of these proceedings, we believe that these environmental proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to note 5, Income Taxes, for a detailed discussion on tax contingencies.

15.	Goodwill

As part of our on-going assessment of goodwill at September 30, 2017, we noted that third quarter 2017 sales, profitability and cash flow of our Mexico reporting unit (within the Latin America segment) significantly underperformed in comparison to the forecast, and expectations for the fourth quarter of 2017 were lowered as well. These factors, as well as continuing competitive pressures, long term weakness of the Mexican peso relative to the U.S. dollar, and an increase in the discount rate of 70 basis points since December 31, 2016 to September 30, 2017, all contributed to increased pressure on the outlook of the reporting unit. As a result, we determined a triggering event had occurred for our Mexico reporting unit. Accordingly, an interim impairment test was performed as of September 30, 2017, indicating that the carrying value of the Mexico reporting unit exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $79.7 million during the third quarter of 2017. After the impairment charge at September 31, 2017, the remaining net goodwill balance was $46.0 million in our Mexico reporting unit.

There has been no goodwill impairment charge in 2018, and there were no goodwill impairment indicators that led to a conclusion that an impairment was more likely than not as of September 30, 2018.

For a complete discussion on how we measure each reporting unit's fair value, please refer to note 4, "Purchased Intangible Assets and Goodwill," in our 2017 Annual Report on Form 10-K.

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

Overview

During the third quarter of 2018, we continued to operate in a competitive environment. With global glass production capacity exceeding demand and some of our competitors throughout the world experiencing financial difficulties, all business channels continue to be impacted by global competition. We see limited signs of this competitive environment abating in the remainder of 2018.

The U.S. economy is expected to remain strong for the remainder of 2018, in spite of the volatility of the U.S. dollar and political uncertainty resulting from announced tariffs and potential tariff wars. However, our core U.S. foodservice market remains challenged, as third-party research firms Knapp-Track and Blackbox have reported declines in U.S. foodservice traffic for every quarter since 2012. In spite of this challenge, we have outperformed the market, with year-over-year volume growth in the third quarter and first nine months of 2018 as compared to the prior-year periods. As the retail industry continues to transform from brick-and-mortar to online commerce, our sales through our e-commerce platform are expected to grow during the remainder of 2018. Management expects the trends experienced in the U.S. foodservice and retail distribution channels to continue through the remainder of 2018.

The growth potential in Latin America is expected to be limited due to the Presidential election in Brazil and economic turmoil in Argentina. The economic growth in Mexico is expected to continue for the remainder of 2018. The United States, Mexico and Canada Agreement (USMCA), which was recently concluded but still must be approved by Congress, provides increased certainty that our products made in Mexico will continue to enjoy duty-free access to the U.S. and that our products made in the U.S. will continue to have duty-free access to Mexico. In addition, we see positive signs in Mexico, where a rebound of industrial output continues.

The European economy has surpassed its growth momentum and is expected to slow down for the remainder of 2018. Elevated political risk within the region, a weakening euro and the possibility of continued trade tensions globally create economic uncertainty. In addition, there are signs the European Union is struggling as multiple countries are not complying with the agreed upon stability pact, as well as concern that the United Kingdom and Europe will be unable to reach agreement on the terms of Brexit. China's competitive environment continues to be challenging, and economic growth rates in China are similar to, if not lower than, those over the last few years. Despite a buoyant start to 2018, there is increasing potential for a trade war that could offset any economic growth in the Asia Pacific region.

The business-to-business channel is impacted by general trends in each region and is dependent on customer demands.

In the third quarter of 2018, our net sales of $190.8 million were 1.8 percent higher than the prior-year quarter, or 2.9 percent higher on a constant currency basis, as all regions except EMEA experienced increased net sales. U.S. & Canada net sales for the third quarter increased 2.7 percent, driven by favorable price and product mix, favorable channel mix and higher volumes. Net sales in Latin America for the third quarter of 2018 increased 0.2 percent as compared to the prior-year quarter, or 4.3 percent on a constant currency basis, as a result of higher volume, partially offset by unfavorable currency. Net sales in the EMEA segment decreased 1.3 percent, or 0.2 percent on a constant currency basis, as the result of lower volume and an unfavorable currency impact, partially offset by favorable price and product mix in the third quarter of 2018.

We recorded a net loss of $5.0 million for the three months ended September 30, 2018, compared to a net loss of $78.8 million in the year-ago quarter that was negatively impacted by a $79.7 million non-cash goodwill impairment charge. Profitability in our Latin America and EMEA regions improved for the fifth consecutive quarter and continued to benefit from our commercial actions to improve margins through pricing and product mix.

Our current capital allocation strategy assigns a greater priority to debt reduction and continued investments in strategic initiatives that are expected to increase long-term shareholder returns.

The Tax Cuts and Jobs Act (the Act), which was signed into law on December 22, 2017, changed many aspects of the U.S. tax code by reducing the corporate income tax rate from 35 percent to 21 percent, shifting to a territorial tax system with a related one-time transition tax on accumulated, unremitted earnings of foreign subsidiaries, limiting interest deductions, allowing the current expensing of certain capital expenditures and numerous other changes. Most of these changes became effective January 1, 2018. Normally, the 14 percentage point tax rate reduction should be favorable to Libbey, but other new, unfavorable tax law changes could reduce this benefit. Such unfavorable changes, including the Global Intangible Low Taxed Income provision (GILTI) and restrictions on taxpayers’ ability to deduct executive compensation, increase tax liabilities and could result in a U.S. effective tax rate in excess of 21 percent. As a result of the U.S. tax law changes, our tax provision for the nine months ended September 30, 2018, increased by approximately $1.2 million, primarily due to the application of GILTI, increased non–deductible expenses and a reduced tax benefit on a year–to–date U.S. pretax loss resulting from the reduced tax rate.

See note 10, Segments, for details on how we report and define our segments.

Results of Operations

The following table presents key results of our operations for the three months and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except percentages and per-share amounts)	2018	2017	2018	2017
Net sales	$190,775	$187,339	$586,222	$557,847
Gross profit	$37,240	$38,001	$117,403	$110,591
Gross profit margin	19.5%	20.3%	20.0%	19.8%
Income (loss) from operations (IFO)	$3,904	$(71,159)	$19,007	$(65,984)
IFO margin	2.0%	(38.0)%	3.2%	(11.8)%
Net loss	$(4,959)	$(78,815)	$(3,932)	$(86,217)
Net loss margin	(2.6)%	(42.1)%	(0.7)%	(15.5)%
Diluted net loss per share	$(0.22)	$(3.57)	$(0.18)	$(3.92)
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (1) (non-GAAP)	$16,062	$19,967	$54,757	$46,375
Adjusted EBITDA margin (1) (non-GAAP)	8.4%	10.7%	9.3%	8.3%
____________________________________

(1)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net loss to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the "Reconciliation of Net Loss to Adjusted EBITDA" and "Non-GAAP Measures" sections below in the Discussion of Third Quarter 2018 Compared to Third Quarter 2017.

Discussion of Third Quarter 2018 Compared to Third Quarter 2017
Net Sales
The following table summarizes net sales by operating segment:

Three months ended September 30, (dollars in thousands)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2018	2017	$ Change	% Change
U.S. & Canada	$115,304	$112,252	$3,052	2.7%	$(5)	2.7%
Latin America	35,406	35,339	67	0.2%	(1,449)	4.3%
EMEA	33,289	33,743	(454)	(1.3)%	(397)	(0.2)%
Other	6,776	6,005	771	12.8%	(150)	15.3%
Consolidated	$190,775	$187,339	$3,436	1.8%	$(2,001)	2.9%
_____________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the third quarter of 2018 were $115.3 million, compared to $112.3 million in the third quarter of 2017, an increase of 2.7 percent, driven by favorable price and product mix, favorable channel mix and higher volumes than the prior-year period. Despite the continued declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox, net sales in our foodservice channel increased $2.6 million due to higher volume and favorable mix. Net sales in our business-to-business channel increased $0.4 million due to favorable price and product mix, partially offset by lower volume. Net sales in our retail channel were flat compared to the third quarter of 2017.

Net Sales — Latin America

Net sales in Latin America in the third quarter of 2018 were $35.4 million, compared to $35.3 million in the third quarter of 2017, an increase of 0.2 percent (an increase of 4.3 percent excluding currency fluctuation). All three channels experienced favorable pricing compared to the prior-year quarter. In addition, the retail channel reported higher sales as a result of higher volume, with net sales increasing $1.1 million. Partially offsetting the favorable pricing and increased volume were unfavorable product mix in our business-to-business and retail channels and an unfavorable currency impact of $1.4 million when compared to the third quarter of 2017. Foodservice channel sales decreased $0.6 million, compared to the third quarter of 2017, driven by lower volume.

Net Sales — EMEA

Net sales in EMEA in the third quarter of 2018 were $33.3 million, compared to $33.7 million in the third quarter of 2017, a decrease of 1.3 percent (a decrease of 0.2 percent excluding currency fluctuation). The net sales decrease is primarily attributable to lower volume and an unfavorable currency impact of $0.4 million, partially offset by favorable price and product mix on product sold in all three channels.

Gross Profit

Gross profit decreased to $37.2 million in the third quarter of 2018, compared to $38.0 million in the prior-year quarter. Gross profit as a percentage of net sales decreased to 19.5 percent in the third quarter of 2018, compared to 20.3 percent in the prior-year quarter. The primary drivers of the $0.8 million decrease in gross profit were unfavorable manufacturing activity of $4.3 million and an unfavorable currency impact of $1.3 million, partially offset by a favorable net sales impact of $4.5 million. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally (including downtime, efficiency and utilization) and associated manufacturing costs (including warehousing costs, freight and repairs and maintenance). The net sales impact equals net sales less the associated inventory at standard cost rates.

Income (Loss) From Operations

Income (loss) from operations for the quarter ended September 30, 2018, increased $75.1 million to $3.9 million, compared to $(71.2) million in the prior-year quarter. Income (loss) from operations as a percentage of net sales was 2.0 percent for the quarter ended September 30, 2018, compared to (38.0) percent in the prior-year quarter. The increase in income from operations is driven by the non-repeating, non-cash goodwill impairment charge of $79.7 million in our Latin America segment in 2017, offset by the decrease in gross profit of $0.8 million (discussed above), as well as increased selling, general and administrative expenses of $3.9 million. The unfavorable change in selling, general and administrative expenses was driven by legal and professional fees of $2.3 million associated with a strategic initiative that we terminated during the third quarter, increased labor costs of $1.0 million and additional incentive compensation expense of $0.9 million.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of $(5.0) million, or $(0.22) per diluted share, in the third quarter of 2018, compared to a net loss of $(78.8) million, or $(3.57) per diluted share, in the prior-year quarter. Net loss as a percentage of net sales was (2.6) percent in the third quarter of 2018, compared to (42.1) percent in the prior-year quarter. The favorable change in net loss and diluted net loss per share is due to the factors discussed in Income (Loss) From Operations above and a $1.6 million unfavorable change in other income (expense) driven by foreign currency losses, partially offset by a decrease of $1.0 million in our provision for income taxes. The Company's effective tax rate was (54.9) percent for the third quarter of 2018, compared to (3.6) percent in the prior-year quarter. The change in the effective tax rate was driven by differing levels of pretax income, significantly higher nondeductible expenses in the prior year quarter (including a $79.7 million impairment of goodwill in our Mexican operations), and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended September 30, (dollars in thousands)				Segment EBIT Margin
	2018	2017	$ Change	2018	2017
U.S. & Canada	$7,538	$10,761	$(3,223)	6.5%	9.6%
Latin America	$1,727	$3,721	$(1,994)	4.9%	10.5%
EMEA	$1,358	$1,482	$(124)	4.1%	4.4%
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

Segment EBIT — U.S. & Canada

Segment EBIT was $7.5 million in the third quarter of 2018, compared to $10.8 million in the third quarter of 2017. Segment EBIT as a percentage of net sales decreased to 6.5 percent for 2018, compared to 9.6 percent in 2017. The $3.2 million decrease in Segment EBIT was driven by unfavorable manufacturing activity of $3.2 million, including $1.3 million of unscheduled downtime.

Segment EBIT — Latin America

Segment EBIT decreased to $1.7 million in the third quarter of 2018, from $3.7 million in the third quarter of 2017. Segment EBIT as a percentage of net sales decreased to 4.9 percent for 2018, compared to 10.5 percent in 2017. The primary drivers of the $2.0 million decrease were an unfavorable currency impact of $3.3 million and unfavorable manufacturing activity of $1.7 million, partially offset by a favorable sales impact of $2.7 million.

Segment EBIT — EMEA

Segment EBIT of $1.4 million in the third quarter of 2018 was essentially flat compared to Segment EBIT of $1.5 million in the third quarter of 2017. Segment EBIT as a percentage of net sales decreased to 4.1 percent for 2018, from 4.4 percent in 2017.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased by $3.9 million to $16.1 million in the third quarter of 2018, compared to $20.0 million in the third quarter of 2017. As a percentage of net sales, our Adjusted EBITDA margin was 8.4 percent for the third quarter of 2018, compared to 10.7 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were unfavorable manufacturing activity of $4.3 million (including $2.4 million of increased shipping and storage costs and $1.4 million of downtime), an unfavorable currency impact of $2.9 million and additional incentive compensation expense of $1.2 million, partially offset by a favorable sales impact of $4.5 million. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted below in the "Reconciliation of Net Loss to Adjusted EBITDA."

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net loss (U.S. GAAP)	$(4,959)	$(78,815)	$(3,932)	$(86,217)
Add:
Interest expense	5,652	5,118	16,192	15,123
Provision for income taxes	1,758	2,731	5,767	1,665
Depreciation and amortization	11,270	11,233	34,389	33,616
Add: Special items before interest and taxes:
Fees associated with strategic initiative (1)	2,341	—	2,341	—
Goodwill impairment (see note 15)	—	79,700	—	79,700
Reorganization charges	—	—	—	2,488
Adjusted EBITDA (non-GAAP)	$16,062	$19,967	$54,757	$46,375

Net sales	$190,775	$187,339	$586,222	$557,847
Net loss margin (U.S. GAAP)	(2.6)%	(42.1)%	(0.7)%	(15.5)%
Adjusted EBITDA margin (non-GAAP)	8.4%	10.7%	9.3%	8.3%
____________________________________

(1)	Legal and professional fees associated with a strategic initiative that we terminated during the third quarter.

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

Discussion of First Nine Months 2018 Compared to First Nine Months 2017

Net Sales

The following table summarizes net sales by operating segment:

Nine months ended September 30,			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
(dollars in thousands)	2018	2017	$ Change	% Change
U.S. & Canada	$351,719	$343,452	$8,267	2.4%	$72	2.4%
Latin America	110,029	102,564	7,465	7.3%	(338)	7.6%
EMEA	103,712	90,128	13,584	15.1%	6,344	8.0%
Other	20,762	21,703	(941)	(4.3)%	838	(8.2)%
Consolidated	$586,222	$557,847	$28,375	5.1%	$6,916	3.8%
_________________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section above for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in the U.S. & Canada were $351.7 million in the first nine months of 2018, compared to $343.5 million in the first nine months of 2017, an increase of 2.4 percent. Despite the continued declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox, our foodservice channel net sales increased $4.1 million, driven by higher volume and favorable price and product mix. Net sales in the business-to-business channel increased $3.5 million, driven by higher volume, favorable channel mix and favorable price and product mix. Our retail channel increased $0.7 million due to improved price and product mix, partially offset by lower volume compared to the prior-year period.

Net Sales — Latin America

Net sales in Latin America were $110.0 million in the first nine months of 2018, compared to $102.6 million in the first nine months of 2017, an increase of 7.3 percent (an increase of 7.6 percent excluding the impact of currency). The increase in net sales is primarily attributable to an increase in volume and favorable pricing, partially offset by unfavorable product mix in the business-to-business and retail channels and unfavorable currency of $0.4 million. Net sales in the retail channel increased $4.0 million, and net sales in the business-to-business channel increased $3.5 million. Net sales in the foodservice channel were flat year over year.

Net Sales — EMEA

Net sales in EMEA were $103.7 million in the first nine months of 2018, compared to $90.1 million in the first nine months of 2017, an increase of 15.1 percent (an increase of 8.0 percent excluding currency fluctuation). Favorable currency of $6.3 million, higher volumes and favorable price and product mix across all three channels led to the increase in net sales compared to the prior-year period.

Gross Profit

Gross profit increased to $117.4 million in the first nine months of 2018, compared to $110.6 million in the prior-year period. Gross profit as a percentage of net sales increased to 20.0 percent in the nine months ended September 30, 2018, compared to 19.8 percent in the prior-year period. Contributing to the $6.8 million increase in gross profit were a favorable sales impact of $15.0 million and a favorable currency impact of $1.0 million, primarily related to the euro and peso. Partially offsetting these favorable items was unfavorable manufacturing activity of $10.1 million, including additional downtime of $4.0 million related to planned furnace rebuilds.

Income (Loss) From Operations

Income (loss) from operations for the nine months ended September 30, 2018, increased $85.0 million to $19.0 million, compared to $(66.0) million in the prior-year period. Income (loss) from operations as a percentage of net sales was 3.2 percent for the nine months ended September 30, 2018, compared to (11.8) percent in the prior-year period. The favorable change in income (loss) from operations is the result of the increase in gross profit of $6.8 million (discussed above) and the non-repeating, non-cash goodwill impairment charge of $79.7 million in our Latin America segment in 2017, partially offset by an increase in selling, general and administrative expenses of $1.5 million. The unfavorable change in selling, general and administrative expenses was driven by additional incentive compensation of $2.9 million, legal and professional fees of $2.3 million related to a strategic initiative that we terminated during the third quarter and ERP implementation expenses of $1.3 million. These unfavorable items were partially offset by reduced expenses for our e-commerce initiative of $3.3 million and non-repeating workforce reorganization charges of $2.0 million in 2017.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of $(3.9) million, or $(0.18) per diluted share, in the first nine months of 2018, compared to a net loss of $(86.2) million, or $(3.92) per diluted share, in the year-ago period. Net loss as a percentage of net sales was (0.7) percent in the first nine months of 2018, compared to (15.5) percent in the first nine months of 2017. The favorable change in net loss and diluted net loss per share is generally due to the factors discussed in Income (Loss) From Operations above, as well as an increase of $2.5 million in other income, which includes a $1.4 million favorable change in gain/loss on currency transactions. Partially offsetting the favorable factors were an unfavorable $4.1 million change in our provision for income taxes and higher interest expense of $1.1 million. The Company's effective tax rate was 314.3 percent for the first nine months of 2018, compared to (2.0) percent in the year-ago period. The change in the effective tax rate was driven by differing levels of pretax income, significantly higher nondeductible expenses in the prior year (including a $79.7 million impairment of goodwill in our Mexican operations), and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year. Cash taxes paid for the first nine months of 2018 and 2017 were approximately $7.2 million and $2.6 million, respectively, with the increase principally attributable to higher pretax income in Mexico. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for further details on the effective tax rate.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Nine months ended September 30, 2018				Segment EBIT Margin
(dollars in thousands)	2018	2017	$ Change	2018	2017
U.S. & Canada	$25,620	$33,307	$(7,687)	7.3%	9.7%
Latin America	$11,310	$2,549	$8,761	10.3%	2.5%
EMEA	$4,984	$(1,412)	$6,396	4.8%	(1.6)%
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

Segment EBIT — U.S. & Canada

Segment EBIT decreased to $25.6 million in the first nine months of 2018, compared to $33.3 million in the first nine months of 2017. Segment EBIT as a percentage of net sales decreased to 7.3 percent for the nine months ended September 30, 2018, compared to 9.7 percent in the prior-year period. The primary driver of the $7.7 million Segment EBIT decrease was unfavorable manufacturing activity of $12.0 million, including $12.1 of downtime for planned furnace rebuilds, partially offset by a $4.2 million reduction in expenses related to our e-commerce initiative.

Segment EBIT — Latin America

Segment EBIT increased to $11.3 million in the first nine months of 2018, compared to $2.5 million in the prior-year period. Segment EBIT as a percentage of net sales increased to 10.3 percent for the nine months ended September 30, 2018, compared to 2.5 percent in the prior-year period. The primary drivers of the $8.8 million increase were a favorable sales impact of $9.2 million, a favorable currency impact of $1.0 million, and the elimination of the mark-to-market on our natural gas contracts in 2018 of $0.8 million upon adoption of ASU 2017-12. Partially offsetting the increases in Segment EBIT were higher utility costs of $1.6 million and an unfavorable manufacturing activity impact of $1.3 million.

Segment EBIT — EMEA

Segment EBIT increased to $5.0 million for the first nine months of 2018, compared to $(1.4) million in the prior-year period. Segment EBIT as a percentage of net sales increased to 4.8 percent for the first nine months of 2018, compared to (1.6) percent in the prior-year period. The primary drivers of the $6.4 million increase in Segment EBIT were a favorable sales impact of $4.2 million and favorable manufacturing activity of $2.8 million (as a result of less downtime), partially offset by an unfavorable currency impact of $0.9 million.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased by $8.4 million in the first nine months of 2018 to $54.8 million, compared to $46.4 million in the first nine months of 2017. As a percentage of net sales, Adjusted EBITDA was 9.3 percent for the first nine months of 2018, compared to 8.3 percent in the year-ago period. The key contributors to the increase in Adjusted EBITDA were a favorable sales impact of $15.0 million, a reduction of $4.4 million in expenses related to our e-commerce initiative and a favorable currency impact of $2.2 million as compared to the prior-year period. These favorable items were partially offset by unfavorable manufacturing activity of $10.1 million (including $3.9 million of net downtime and $3.5 million of additional shipping and storage costs) and higher equity and incentive compensation expenses of $2.9 million. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance, as noted above in the "Reconciliation of Net Loss to Adjusted EBITDA" included in the "Discussion of Third Quarter 2018 Compared to Third Quarter 2017" section of this quarterly report, which is incorporated herein by reference.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at September 30, 2018, we had $32.0 million of outstanding borrowings, $7.9 million outstanding in letters of credit and $0.5 million in rent reserves, resulting in $59.6 million of unused availability. In addition, we had $19.1 million of cash on hand at September 30, 2018, compared to $24.7 million of cash on hand at December 31, 2017. Of our total cash on hand at September 30, 2018, and December 31, 2017, $18.2 million and $20.4 million, respectively, were held in foreign subsidiaries. Except for our Chinese and Canadian subsidiaries, we plan to indefinitely reinvest the earnings of all foreign subsidiaries to support ongoing operations, capital expenditures, debt service and continued growth plans outside the United States. Our Chinese subsidiaries' cash balance was $11.2 million as of September 30, 2018. Local law currently prevents distribution of this cash as a dividend because 100 percent of our Chinese subsidiaries' distributable income has been paid as a dividend; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

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

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2018	December 31, 2017
Accounts receivable — net	$91,082	$89,997
DSO (1)	41.0	42.0
Inventories — net	$210,591	$187,886
DIO (2)	94.8	87.7
Accounts payable	$72,927	$78,346
DPO (3)	32.8	36.6
Trade Working Capital (4) (non-GAAP)	$228,746	$199,537
DWC (5)	103.0	93.2
Percentage of net sales	28.2%	25.5%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $228.7 million at September 30, 2018, an increase of $29.2 million from December 31, 2017. Our Trade Working Capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality, higher inventory levels to fulfill customer orders and new product introductions. In addition, there was a slight increase in accounts receivable as well as a reduction in accounts payable. As a result, Trade Working Capital as a percentage of the last twelve-month net sales was 28.2 percent at September 30, 2018, 25.5 percent at December 31, 2017, and 28.2 percent at September 30, 2017.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	September 30, 2018	December 31, 2017
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$31,974	$—
Term Loan B	floating	(3)	April 9, 2021	381,300	384,600
AICEP Loan	0.00%		July 30, 2018	—	3,085
Total borrowings				413,274	387,685
Less — unamortized discount and finance fees				2,622	3,295
Total borrowings — net (4)				$410,652	$384,390
____________________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 3.60 percent at September 30, 2018.

(3)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(4)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $413.3 million and $387.7 million at September 30, 2018, and December 31, 2017, respectively. Contributing to the $25.6 million increase in borrowings was a $32.0 million increase in ABL borrowings, partially offset by $3.3 million in quarterly amortization payments under our Term Loan B and $3.1 million in AICEP Loan payments.

Of our total borrowings, $193.3 million, or approximately 46.8 percent, were subject to variable interest rates at September 30, 2018, as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. We have executed additional swaps that convert $200.0 million of our debt from variable to fixed from January 2020 to January 2025. For further discussion on our interest rate swaps, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.9 million on an annual basis.

Included in interest expense are the amortization of discounts, financing fees and other debt related fees. These items amounted to $0.3 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.8 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Cash Flow

	Nine months ended September 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$7,586	$16,208
Net cash used in investing activities	$(35,123)	$(39,140)
Net cash provided by (used in) financing activities	$22,703	$(17,236)

Our net cash provided by operating activities was $7.6 million in the first nine months of 2018, compared to $16.2 million in the first nine months of 2017, an unfavorable cash flow impact of $8.6 million. Contributing to the decrease in cash flow from operations were an unfavorable cash flow impact of $6.6 million related to accounts receivable, inventories, and accounts payable (primarily driven by accounts payable resulting from the timing of furnace rebuild payments), additional income tax payments of $4.6 million and lower value-added-tax collections. Partially offsetting these unfavorable cash flows was a favorable change in operating earnings.

Our net cash used in investing activities was $35.1 million and $39.1 million in the first nine months of 2018 and 2017, respectively, in each case representing capital expenditures.

Net cash provided by (used in) financing activities was $22.7 million in the first nine months of 2018, compared to $(17.2) million in the year-ago period. The primary drivers of this favorable $39.9 million change were the additional $23.2 million net proceeds drawn on the ABL Facility in the first nine months of 2018 and a reduction of $15.0 million in Term Loan B payments.

Free Cash Flow

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Nine months ended September 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$7,586	$16,208
Net cash used in investing activities	(35,123)	(39,140)
Free Cash Flow (1) (non-GAAP)	$(27,537)	$(22,932)
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

Our Free Cash Flow was $(27.5) million during the first nine months of 2018, compared to $(22.9) million in the the first nine months of 2017, an unfavorable change of $4.6 million. The primary contributors to this change are the same 1:1 relationship as the $8.6 million unfavorable cash flow impact from operating activities and the favorable change of $4.0 million in investing activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North and Central American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes. At September 30, 2018, we had commodity contracts for 3,960,000 MMBTUs of natural gas with a fair market value of a $0.2 million asset. We have hedged a portion of our forecasted transactions through December 2020. At December 31, 2017, we had commodity forward contracts for 2,480,000 MMBTUs of natural gas with a fair market value of a $0.5 million liability. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of September 30, 2018, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020, and maintains a fixed interest rate of

4.85 percent, including the credit spread. We executed two additional interest rate swaps in September 2018, with a combined notional amount of $200.0 million, with both becoming effective in January 2020, when the original swap matures. The two new swaps in essence extend the current interest rate swap, have a term of January 2020 to January 2025, and carry a fixed interest rate of 6.19 percent, including the credit spread. Upon refinancing our Term Loan B, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread. At September 30, 2018, the Term Loan B debt held a floating interest rate of 5.13 percent. If the counterparties to the interest rate swap agreements were to fail to perform, the interest rate swaps would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparties. The counterparties held a Standard & Poor's rating of A- or better as of September 30, 2018.

The fair market value of our interest rate swaps is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreements was a $1.1 million asset at September 30, 2018, and a $0.4 million asset at December 31, 2017.

Goodwill

During the third quarter of 2017, we determined a triggering event had occurred associated with our Mexico reporting unit and, as a result, we recorded a goodwill impairment charge of $79.7 million. After the impairment charge, the remaining net goodwill balance was $46.0 million in our Mexico reporting unit. There were no goodwill impairment indicators as of September 30, 2018. However, as the impairment charge resulted in the estimated fair value of the reporting unit equaling its carrying value as of September 30, 2017, there continues to be an elevated risk of potential future impairment should there be any further reductions in the estimated fair value in relation to the carrying value of the reporting unit.

The reporting unit with the next highest amount of goodwill is our U.S. Glass reporting unit, with a goodwill balance of $26.9 million. As of our 2017 annual impairment test on October 1, 2017, the estimated fair value of this reporting unit exceeded its carrying value by more than 70 percent. As a result of our qualitative assessment as of September 30, 2018, we believe that it is not more likely than not that the goodwill of our U.S. Glass reporting unit is impaired. However, we are in the process of performing the annual impairment test as of October 1, 2018, and we anticipate that the estimated fair value of our U.S. Glass reporting unit will decline, primarily because the reporting unit's year-to-date results have fallen short of expectations. If this reporting unit were to continue to miss forecasted results in a future period or were to revise its forecast downward, or a combination of both were to occur, then it would be more likely that a future impairment may occur.

The estimated fair value of our one other reporting unit that has goodwill exceeded its carrying value by more than 100 percent as of our 2017 annual impairment test on October 1, 2017.

Management considers several factors to be significant when estimating fair value, including the expected financial outlook of the business, changes in the Company's stock price, the impact of changing market conditions on financial performance and expected future cash flows, foreign currency impacts, the geopolitical environment and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment charges in the future. Specifically, actual results may vary from the Company's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions could result in additional non-cash impairment charges.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 5, Income Taxes, to the Condensed Consolidated Financial Statements for a detailed discussion on tax contingencies.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, changed many aspects of the U.S. tax code. The effects of certain changes were quantified or estimated and recorded as of December 31, 2017. Due to the breadth of the changes and the lack of comprehensive implementation guidance, we will continue to analyze the changes as we finalize our 2017 U.S. federal income tax return and as additional guidance is issued. In the event that revisions are required, they will be treated in accordance with the measurement period guidance in Staff Accounting Bulletin 118. No such revisions were recorded during the quarter ended September 30, 2018.

New Accounting Standards

See note 2 of the Condensed Consolidated Financial Statements for a summary of the new accounting standards.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

There were no significant changes to our qualitative and quantitative disclosures about market risk during the three months and nine months ended September 30, 2018, except for the additional interest rate swaps executed, as discussed above in Derivatives and note 8. Please refer to Part II, Item 7A. “Qualitative and Quantitative Disclosures about Market Risk” included in our 2017 Annual Report on Form 10-K for a more complete discussion of our market risks.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	—	$—	—	941,250
August 1 to August 31, 2018	—	$—	—	941,250
September 1 to September 30, 2018	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	November 6, 2018	by:	/s/ James C. Burmeister
James C. Burmeister
Senior Vice President, Chief Financial Officer