Form 10-K
period 2018-12-31
LIBBEY INC
filed 2019-02-27
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-Accelerated Filer	☐
Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value (based on the consolidated tape closing price on June 30, 2018) of the voting stock beneficially held by non-affiliates of the registrant was approximately $177,382,478. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.
The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 21, 2019 was 22,157,700.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2019 (“Proxy Statement”).
Certain information required by Part II of this Form 10-K is incorporated by reference from registrant's 2018 Annual Report to Shareholders where indicated.

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

Strategic Initiatives

Our strategy is focused on the following three key areas that we believe are critical to achieving sustainable, profitable growth across all our market segments:

•	Profitable Growth including innovative new products and world class e-commerce capabilities;

•	Operational Excellence through best-in-class service, improved utilization of our global network, extending asset life and continuous improvement; and

•	Organizational Excellence that develops our talent and culture to the level required to create sustainable value.

In order to improve our capabilities to drive growth through innovation, we have augmented our marketing organization to drive enhanced market insight and have established, improved new product development capabilities.

In the U.S. and Canada we believe we have competitive advantages, including leading market share and best-in-class service in the foodservice, retail and business-to-business channels. We expect to extend these advantages by enhancing customer focus and introducing differentiated new products as we seek to increase our share in existing product categories, such as ceramicware and metalware, and to extend our presence to an even broader range of foodservice venues than we have served historically such as our launch into healthcare that began in August of 2018. We are also an established foodservice supplier in the regions of Latin America; Europe, the Middle East and Africa (EMEA); and Asia Pacific. We expect these areas to benefit from our enhanced customer focus, new products and adjacencies tailored to increase share.

We made significant investments in 2017 to establish new capabilities to support e-commerce in our retail channel in the U.S. In 2018, we established our internal e-commerce team so that we can scale the business at a reduced cost. In addition, we are in the process of extending our e-commerce platform and capabilities to certain European countries and to support our customers in other channels. Finally, we are implementing new internal processes and a new enterprise resource planning system to simplify business processes and improve capabilities across many functional areas.

In 2018, our consolidated manufacturing footprint and new furnace in Holland provided both operational benefits and reduced energy consumption. In Latin America, we successfully added tempering capacity to an existing production line to meet our growing demand in that segment and increase the use of the existing assets. Similarly, we replaced an existing line with new production capabilities in the United States to better align with market demand. As a glass manufacturer, we have a capital-intensive business, with our investments in our furnaces being long-term in nature. Over time, we will continue to seek opportunities to optimize our manufacturing footprint globally in order to serve profitable sectors of our markets. We intend to continue to invest in technologies that can extend the useful lives of some assets to deliver improved overall returns.

We are on a mission to become more market driven as we seek to become one of the most innovative tabletop companies. In 2019, we intend to continue to create momentum executing on our growth and operational and organizational excellence strategies.

Products

Our products include glassware products that we produce at our six manufacturing facilities globally, as well as glass tableware, ceramicware, metalware and other tabletop products that we source globally. Glass tableware products include products such as tumblers, stemware, mugs, bowls, vases, salt and pepper shakers, shot glasses, canisters, candleholders and other items. Other glass products include storageware, serveware, bakeware, handmade glass tableware and components such as blender jars and mixing bowls sold to original equipment manufacturers (OEMs). We also offer a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tabletop accessories. In addition, we offer an extensive selection of metal flatware, including knives, forks, spoons and serving utensils, and metal hollowware, which includes such items as serving trays, pitchers and other metal tabletop accessories.

In recent years, we have invested in proprietary ClearFire® technology at our Shreveport, Louisiana, facility to manufacture premium glass tableware suitable for fine dining, household and consumer use. We sell these products in the foodservice channel under the Master's Reserve® brand and in retail under the Libbey Signature® brand.

We have developed a complete premium tabletop offering called the Artistry Collection™ that is targeted to serve fine dining establishments and event venues in the foodservice channel. It combines our Master's Reserve® brand glassware with our Master's Gauge™ flatware and other leading brands of fine tabletop products sourced through the following exclusive distribution agreements:

•
Spiegelau® and Nachtmann® glassware and serveware products in the U.S. foodservice channel. Spiegelau® is known for its fine stemware and other drinkware assortments. Nachtmann® offers a variety of upscale serveware, decorative products, stemware and drinkware for finer dining establishments.

•	Schönwald dinnerware products in the U.S. and Canada. Schönwald is one of the world's leading providers of high-end porcelain and bone china for foodservice.

•
VIVA Scandinavia® offers high-trend teaware that is designed in Denmark and handcrafted in China. The VIVA Scandinavia® collection includes tea pots, cups, saucers and infusers featuring combinations of shock-resistant, tempered glass, stainless steel and porcelain.

In August of 2018, we launched our new Intuitive Diningware line for the healthcare industry. This new lineup features products from a variety of vendors that are designed to meet the specialized needs required by healthcare facilities.

Customers

We believe that our regional market segment organization allows us to better understand and serve our customers' needs.

In the U.S. and Canada, customers for our tableware products include over 350 traditional and web-based foodservice distributors in the United States and Canada and around the world who sell primarily to restaurants, bars, hotels and other foodservice venues. In retail, we sell to mass merchants, department stores, pure play e-commerce retailers or marketers, retail distributors, national retail chains and specialty housewares stores. Additionally, in the business-to-business channel, we sell to a variety of customers, including companies using glass in candle, floral and other OEM applications.

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

During the first half of 2018, we experienced improved global demand characteristics from the second half of 2017. However, demand in our global markets declined in the fourth quarter of 2018 due to an unanticipated reluctance by many customers to take normal year-end purchases into inventory as they have in the past. In addition, we experienced an unusual amount of competitive pricing pressure, driven by a handful of competitors that sold product into the U.S. foodservice market at very significant discounts. We also believe there is still broad scale industry overcapacity among glass tableware manufacturers. In the U.S., the relative strength of the dollar versus other world currencies has improved the ease with which foreign manufacturers can sell products into the U.S. at competitive prices.

Sales, Marketing and Distribution

In 2018, approximately 76 percent of our sales were to customers located in North America (U.S., Canada and Mexico), and approximately 24 percent of our sales were to customers in other countries. We sell our products in over 100 countries around the world. We employ our own sales force to call on customers and distributors. In addition, we occasionally retain the services of manufacturer's representative organizations to assist in selling our products. We have marketing staff located at our corporate headquarters in Toledo, Ohio, as well as in Mexico, Portugal, the Netherlands and China.

We operate distribution centers located at or near each of our manufacturing facilities (see “Properties” below). In addition, we operate a distribution center in Laredo, Texas, and one in West Chicago, Illinois, and we have contracts with third-party logistics providers to service a portion of our direct-to-consumer e-commerce business. Our warehouse and distribution centers are strategically located to enable us to supply significant quantities of our product to customers on a timely and cost-effective basis.

The majority of our sales are in the foodservice, retail and business-to-business channels, which are further detailed below.

Foodservice

We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice channel, placing us among the leading glass tableware suppliers around the globe. A majority of our sales of tabletop products to foodservice establishments are made through a network of foodservice distributors. Our strong foodservice distributor network and in-house sales force provide broad coverage of a wide variety of foodservice establishments, including restaurants, bars, hotels and other travel and tourism venues. We are beginning to see a trend that some end users are turning to web-based distribution for replacement products after the original installation. In 2018, we expanded our target markets to include the healthcare industry, with a particular focus on the senior living segment of that industry.

Retail

Our primary customers in the retail channel include mass merchants, specialty housewares stores, pure play e-commerce retailers and value-oriented retailers in the U.S. and around the globe. Based on data from the Beverageware Consumer Tracking Services of NPD Group, management estimates that we maintain the leading share of the U.S. retail market for glass beverageware. We believe that our established relationships with major retailers, particularly in the U.S. & Canada, Latin America and EMEA regions, position us to successfully introduce differentiated new retail products to pursue increased share and profitability. We also operate outlet stores in the U.S., Mexico and Portugal and make sales via internet retailers.

Business-to-Business

We supply glass tableware to the business-to-business channel of distribution. Our customers for products sold in the business-to-business channel in the U.S. & Canada and Latin America include drink companies and custom decorators of glassware for promotional purposes and resale. In addition, sales of our products in the business-to-business channel in the U.S. & Canada include sales of products for candle and floral applications, as well as blender jars in Latin America. The craft industries and gourmet food-packing companies are also among our business-to-business glassware customers. In Europe, our customers in the business-to-business channel include marketers who decorate our glassware with company logos and resell these products to large breweries and distilleries, which redistribute the glassware for promotional purposes and resale.

Seasonality

Our sales and operating income tend to be stronger in the last three quarters of each year and weaker in the first quarter of each year, primarily due to the impact of consumer buying patterns and production activity. This seasonal pattern causes accounts receivable to be higher in the second half of the year and lower during the first half of the year.

We typically build inventory during the first half of the year to allow for optimal customer service and timely delivery in the second half of the year, a higher demand period when orders may exceed short-term production capabilities. We also build inventory to service customers during periods of planned downtime for furnace rebuilds or maintenance, as well as to maintain an appropriate level of safety stock of items that we source primarily from the Asia Pacific region and that, as a result, require longer lead times. Accounts payable do not generally fluctuate significantly on a seasonal basis.

Although little information with respect to our competitors is publicly available, we believe that our experience with working capital is generally consistent with the experience of the industry as a whole.

Manufacturing and Sourcing

In North America, we currently own and operate three glass tableware manufacturing plants, two of which are located in the United States (one in Toledo, Ohio, and one in Shreveport, Louisiana) and one of which is located in Monterrey, Mexico. In Europe, we own and operate two glass tableware manufacturing plants, one in Leerdam, the Netherlands, and the other in Marinha Grande, Portugal. In Asia, we own and operate a glass tableware production facility in Langfang, China.

The manufacturing of our tableware products involves the use of automated processes and technologies, as well as manual production. We design much of our glass tableware production machinery, and we continuously refine it to incorporate technological advances. We believe that our production machinery and equipment will continue to be adequate for our needs for the foreseeable future, but we continue to invest to further improve our products, gain production efficiencies and reduce our cost profile.

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

Materials

Our primary materials are sand, lime, soda ash, corrugated packaging and colorants. Historically, these materials have been available in adequate supply from multiple sources. However, there may be temporary shortages of certain materials due to weather or other factors, including disruptions in supply caused by material transportation or production delays. Such shortages have not had, and are not expected in the future to have, a material adverse effect on our operations. Natural gas and electricity are the primary sources of energy in our production processes, and periodic variability in the price for these utilities has had and could continue to have an impact on our profitability. Historically, we have used natural gas hedging for a portion of our expected purchases to partially mitigate this impact in North America and Europe. We also experience fluctuations in the freight cost to deliver materials due primarily to the cost of diesel fuel and trucking capacity, and such changes may affect our earnings and cash flow.

Research and Development

Our research and development efforts focus on developing new, differentiated and innovative products to meet customers' and consumers’ needs. Our product development efforts begin with consumer insights, and we have been investing to strengthen these capabilities. Our focus is to improve the quality of our products and develop innovative new consumer solutions and product offerings that enhance the profitability of our business through research and development, including adjacent technology, safety and risk mitigation techniques. We will continue to invest in strategic research and development projects that will further enhance our ability to compete in our core business.

In addition, our core competencies include our glass engineering excellence and world-class manufacturing development techniques. We employ a team of engineers, in addition to external consultants and university collaboration studies in sciences, to conduct research and development.

Patents, Trademarks and Licenses

Based upon market research and surveys, we believe that our trade names and trademarks, as well as our product shapes and styles, enjoy a high degree of consumer recognition and are valuable assets. We believe that the Libbey®, Libbey Signature®, Master's Reserve®, Master's GaugeTM, Syracuse® China, World® Tableware, Crisa®, Royal Leerdam® and Crisal Glass® trade names and trademarks are material to our business.

We have rights under a number of patents that relate to a variety of products and processes. However, we do not consider that any patent or group of patents relating to a particular product or process is of material importance to our business as a whole.

Environmental Matters

Our operations, in common with those of industry generally, are subject to numerous existing laws and governmental regulations designed to protect the environment, particularly regarding plant waste, emissions and solid waste disposal and remediation of contaminated sites. We believe that we are in material compliance with applicable environmental laws, and we are not aware of any regulatory initiatives that we expect will have a material effect on our products or operations. See “Risk Factors-We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.” See also note 17, "Contingencies," to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding environmental matters with respect to which we may have liability.

Although we continue to modify our manufacturing processes and technologies in an effort to reduce our emissions and increase energy efficiency, capital expenditures for property, plant and equipment specifically for environmental control purposes were not material during 2018 or 2017 and are not expected to be material in 2019.

Employees

We employed 6,083 persons at December 31, 2018. Approximately 69 percent of our employees are employed outside the U.S. The majority of our employees are paid hourly and covered by collective bargaining agreements. The total number of employees under a collective bargaining agreement expiring within one year is approximately 59 percent of Libbey's total workforce. Our collective bargaining agreement with our unionized employees in the Netherlands is scheduled to expire on June 30, 2019; our collective bargaining agreements with our unionized employees in Toledo, Ohio, are scheduled to expire on September 30, 2019; and our collective bargaining agreement with our unionized employees in Shreveport, Louisiana, is scheduled to expire on December 15, 2020. Under our collective bargaining agreements covering our unionized employees in Mexico, we negotiate wages annually and negotiate benefits every other year. In Portugal and China, we have no written collective bargaining agreement with our unionized employees; however, there are consultations with the unions on various matters, including annual negotiations regarding wages. We believe that our relations with our employees are good.

Item 1A. Risk Factors
The following factors are the most significant factors that can impact year-to-year comparisons and may affect the future performance of our businesses. New risks may emerge, and management cannot predict those risks or estimate the extent to which they may affect our financial performance.

Risks associated with market conditions

Slowdowns or changes in trends in the retail, travel, restaurant, bar and entertainment industries, and in the retail and foodservice channels of distribution generally, may negatively impact demand for our products.

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

Changes in trends, including those impacting the restaurant and bar industry, also may negatively impact demand for our products. For example, shifts from dining at full-service restaurants to dining at quick-serve restaurants and grocerants (combined grocery stores and restaurants), or from dining at chain restaurants to dining at locally-owned restaurants, as well as a trend toward home delivery of meals and meal kits, may result in reduced demand for our products in the foodservice channel of distribution.

Additionally, changes in the buying preferences of consumers and customers may adversely impact the demand for and profitability of our products. For example, consumer buying preferences continue to shift from buying at brick-and-mortar stores to buying online. Similarly, in the foodservice channel of distribution, end users of our products such as bars and restaurants increasingly are demonstrating a preference to bypass traditional foodservice distributors in favor of buying online, particularly as they seek to replenish products originally purchased through traditional foodservice distributors. We launched our e-commerce capability in mid-2017 in response to the shifting buying preferences of consumers in the retail channel of distribution, and we expect to extend our e-commerce capability to the foodservice channel of distribution in 2019. However, these changes in buying preferences may outpace our still-developing e-commerce capability. In addition, if and to the extent that our brick-and-mortar retail customers and traditional foodservice distribution partners perceive our e-commerce capabilities as a threat rather than as an opportunity to expand their own businesses, demand for our products from brick-and-mortar retail customers and traditional foodservice distribution parties may be adversely affected.

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

Our ability to grow our business depends in part on our ability to develop new customer relationships and to expand relationships with existing customers. In the foodservice channel of distribution, our ability to develop new customer relationships and expand relationships with existing customers may be adversely impacted by the increasing trend toward consolidation among foodservice distributors. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

Changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. These decisions may require us to record material restructuring charges.

On February 18, 2019, the Board of Directors of Libbey approved a plan to pursue strategic alternatives with respect to our business in the People’s Republic of China (PRC), including the sale or closure of our manufacturing and distribution facility located in Langfang, PRC. Due to the current level of uncertainty surrounding the ultimate course of action, we are unable at this time to estimate an amount or range of amounts of any charges that we may incur in connection with the planned strategic review. For more information regarding these potential charges, see note 20, Subsequent Event, to our Consolidated Financial Statements.
In addition, we have in the past recorded restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. We continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. As a result, there is a risk, which is increased during economic downturns and with expanded global operations, that we may incur material restructuring charges in the future.

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

The cost-competitiveness of our products, as compared to foreign competition, also may be reduced as a result of major fluctuations in the value of the euro, the Mexican peso, the Chinese yuan, which we refer to as the “RMB,” or the Canadian dollar relative to the U.S. dollar and other major currencies. For example, if the U.S. dollar appreciates against the euro, the Mexican peso or the RMB, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive with our U.S.-manufactured products.

Our Mexican pension and U.S. and non-U.S. post-retirement welfare plans are unfunded; in the future, levels of funding of our U.S. pension plans could decline and our pension expense could materially increase.

We have not funded, and under Mexican law we are not obligated to fund, our Mexican pension plan. As of December 31, 2018, the unfunded amount of the projected benefit obligation for the Mexican pension plan was $30.0 million. In addition, although we have closed participation in our U.S. pension and post-retirement welfare plans, many of our employees participate in, and many of our former employees are entitled to benefits under, our U.S. and non-U.S. defined benefit pension plans and post-retirement welfare plans.

In connection with our employee pension and post-retirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and post-retirement welfare expense, including pension settlement charges, for all U.S. and non-U.S. plans was $7.0 million and $7.4 million for the fiscal years ended December 31, 2018 and 2017, respectively. We expect our total pension and post-retirement welfare expense for all U.S. and non-U.S. plans to be $6.2 million in 2019. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. For discussion regarding sensitivity to changes in key assumptions related to our pension and other post-retirement plans, see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

Declines in interest rates or the market value of securities held by our U.S. pension plan, or certain other changes, could materially reduce the funded status of those plans and affect our pension expense and the level and timing of minimum required contributions to the plans under applicable law.

Natural gas and electricity, the principal fuels we use to manufacture our products, are subject to fluctuating prices that could adversely affect our results of operations and financial condition.

Natural gas and electricity are the primary sources of energy in most of our production processes. We do not have long-term contracts for natural gas. In addition, the price of electricity under long-term contracts for electricity may be variable. Accordingly, the cost of our natural gas and electricity is subject to market variables and fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas and electricity. We utilize natural gas swap contracts with respect to our North American manufacturing facilities, and we aim to hedge 40 to 70 percent of our anticipated natural gas needs there. With respect to our international facilities, we utilize fixed-price contracts to fix a portion of our natural gas needs. In some countries in which we operate, including China, our ability to put in place fixed-priced contracts or natural gas swap contracts to fix the price of natural gas is limited. We spent $53.5 million and $49.3 million on natural gas and electricity for the years ended December 31, 2018 and 2017, respectively. We have no way of predicting to what extent natural gas or electricity prices will rise in the future. To the extent that we are not able to offset increases in natural gas or electricity prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

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

We may not be able to successfully negotiate new collective bargaining agreements without a labor disruption. If any of our unionized employees were to engage in a strike or work stoppage in connection with the negotiation of their existing collective bargaining agreements (as happened at our Toledo, Ohio manufacturing plant in 2016), or if we are unable in the future to negotiate acceptable agreements with our unionized employees in a timely manner, we could experience a significant disruption of operations. If we experience a work stoppage and we elect to engage replacement workers, we could experience increased costs. In addition, we could experience increased operating costs as a result of higher wages or benefits paid to union members upon the execution of new agreements with our labor unions. We also could experience operating inefficiencies as a result of preparations for disruptions in production, such as increasing production and inventories. Finally, companies upon which we are dependent for raw materials, transportation or other services could be affected by labor difficulties. These factors and any such disruptions or difficulties could have an adverse impact on our operating performance and financial condition.

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

We may not be successful in increasing output at our manufacturing facilities or gaining operating efficiencies that may be necessary in order to ensure that our products and their prices remain competitive.

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

All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon our complex information systems, including without limitation our enterprise resource planning (ERP) system. Our information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood, hurricane and other natural disasters;

•	power loss, computer systems failure, internet and telecommunications or data network failure; and

•	hackers, computer viruses or software bugs.

In 2018 we began the implementation of a new ERP system. Any damage to, significant disruption in the operation of, or failure of our information systems, including our new ERP system, to perform as expected could disrupt our business; result in decreased sales, increased overhead costs, excess inventory and product shortages; and otherwise adversely affect our operations, financial performance and condition. We take significant steps to mitigate the potential impact of each of these risks, but there can be no assurance that these procedures will be completely successful.

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

As of December 31, 2018, we had $400.1 million aggregate principal amount of debt outstanding. Although our ABL Facility credit agreement and Term Loan B Senior Secured Credit Agreement generally do not contain financial covenants, the credit agreements contain other covenants that limit our operational and financial flexibility, such as by:

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

If cash generated from operations is insufficient to satisfy our liquidity requirements, if we cannot service our debt, or if we fail to meet our covenants, we could have substantial liquidity problems. In those circumstances, we might be unable to make share repurchases and we might be forced to sell assets, delay planned investments, obtain additional equity capital or restructure our debt. Depending on the circumstances at the time, we may not be able to accomplish any of these actions on favorable terms or at all.

In addition, our failure to comply with the covenants contained in our loan agreements could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

Our variable rate indebtedness subjects us to interest rate risk that could cause our debt service obligations to increase significantly.

Borrowings under our Senior Secured Term Loan B are at variable rates of interest and expose us to interest rate risk. Although we have entered into forward interest-rate swaps to fix the interest rate on a portion of our Senior Secured Term Loan B, if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed were to remain the same. As a result, our net income and cash flows would decrease.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including under our ABL Facility credit agreement and our Term Loan B Senior Secured Credit Agreement.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The manner and impact of this transition may materially adversely affect the trading market for LIBOR-based securities, including our Term Loan B Senior Secured Credit Agreement, as well as the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our ABL Facility credit agreement and our Term Loan B Senior Secured Credit Agreement.

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

In the third quarter of 2017, we recorded a $79.7 million non-cash goodwill impairment charge in the Mexico reporting unit of our Latin America reporting segment. The results of our October 1, 2018 annual impairment test indicated the estimated fair values of all reporting units that have goodwill were in excess of their carrying values, with the Mexico reporting unit's excess fair value exceeding carrying value by approximately 15 percent. As of December 31, 2018, we had goodwill and other identifiable intangible assets of $97.8 million and net fixed assets of $265.0 million. There can be no assurance that we will not record further impairment charges that may adversely impact our net earnings and net worth.

The changes in the fair value of derivatives used as hedges would be reflected in our earnings if we have not elected hedge accounting, if our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur.

We have derivative financial instruments to hedge our interest rate risk. In addition, in order to mitigate the variation in our operating results due to commodity price fluctuations, we have derivative financial instruments that hedge certain commodity price risks associated with forecasted future natural gas requirements. We may have derivative financial instruments that hedge foreign exchange rate risks associated with transactions denominated in some currencies other than the U.S. dollar. The results of our hedging practices could be positive, neutral or negative in any period, depending on price changes of the hedged exposures. We account for derivatives in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging.” These derivatives qualify for hedge accounting if the hedges are highly effective and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if our hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our results of operations and could significantly impact our earnings.

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

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total capital expenditures were $45.1 million and $47.6 million for the years ended December 31, 2018 and 2017, respectively.

Our business may not generate sufficient operating cash flow and external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures.

Charges related to our employee pension and post-retirement welfare plans may adversely affect our results of operations and financial condition.

As part of our pension expense, we incurred pension settlement charges of $0.1 million and $0.2 million in 2018 and 2017, respectively. For further discussion of these charges, see note 8 to our Consolidated Financial Statements for the year ended December 31, 2018. We may incur further expenses related to our employee pension and post-retirement welfare plans that could have a material adverse effect on our results of operations and financial condition.

If our investments in our e-commerce initiative, new technology and other capital expenditures do not yield expected returns, our results of operations could be adversely affected.

In 2017, we invested $12.1 million to launch our e-commerce initiative, and in 2018 we invested an additional $6.5 million. We also continue to invest in our glass tableware production equipment and make other capital expenditures to further improve our production efficiency and reduce our cost profile. To the extent that these investments do not generate targeted levels of returns in terms of profitability, efficiency or improved cost profile, our financial condition and results of operations could be adversely affected.

Governmental conversion controls over the foreign currencies in which we operate could affect our ability to convert the earnings of our foreign subsidiaries into U.S. dollars.

While the Mexican government does not currently restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer other currencies out of Mexico, in the future the Mexican government could institute restrictive exchange rate policies or governmental controls over the convertibility of pesos into U.S. dollars or other currencies. Restrictive exchange rate or conversion policies could limit our ability to transfer or convert the peso earnings of our Mexican subsidiary into other currencies, upon which we rely in part to satisfy our debt obligations through intercompany loans.

In addition, the government of China imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of Libbey China to remit sufficient foreign currency to make payments to us. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB are to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. In the future, the Chinese government could institute restrictive exchange rate policies for current account transactions. These policies may limit our ability to remit proceeds received in connection with any strategic transactions we may undertake in connection with our review of strategic alternatives involving our China business and could adversely affect our results of operations and financial condition.

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

We may incur additional tax expense as a result of changes to tax laws, regulations and evolving interpretations thereof.

We are subject to the tax laws, regulations, and legal decisions in various tax jurisdictions. Our worldwide tax provision is based in part on many material judgments and interpretations of these bodies of law. Tax authorities in the various jurisdictions may not agree with our judgments and interpretations and may assess additional tax which could result in material changes to our tax liabilities and/or significant legal and consulting fees in defense thereof. Additionally, tax laws, regulations and legal precedents may change over time resulting in material changes to our tax provisions and deferred tax positions. Changes to tax laws, regulations, and legal precedents could contain statutory changes or interpretations that are inconsistent with the Company's application of the law in the absence of such changes and could result in material adjustments to tax liabilities.

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

•
The legal and compliance risks associated with information technology, such as the costs of compliance with privacy, consumer protection and other laws (including without limitation the General Data Protection Regulation adopted by the European Union), the potential costs associated with alleged security breaches (including the loss of consumer confidence that may result and the risk of criminal penalties or civil liability to consumers or employees whose data is alleged to have been collected or used inappropriately) and potential challenges to the associated intellectual property rights or to our use of that intellectual property;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2018 we occupied the following square footage at plants and warehouse/distribution facilities:

	U.S. & Canada		Latin America		EMEA		Other
Location	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Toledo, Ohio:
Manufacturing	733,800	—
Warehousing/Distribution	713,100	514,200
Shreveport, Louisiana:
Manufacturing	525,000	—
Warehousing/Distribution	166,000	646,000
Monterrey, Mexico:
Manufacturing			684,000	—
Warehousing/Distribution			563,700	462,800
Leerdam, Netherlands:
Manufacturing					141,000	—
Warehousing/Distribution					127,000	442,000
Laredo, Texas:
Warehousing/Distribution	149,000	163,000
West Chicago, Illinois:
Warehousing/Distribution	—	249,000
Marinha Grande, Portugal:
Manufacturing					158,900	—
Warehousing/Distribution					193,000	—
Langfang, China:
Manufacturing							222,200	—
Warehousing/Distribution							234,000	128,600

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

Item 3. Legal Proceedings

We are involved in various routine legal proceedings arising in the ordinary course of our business. We are a named potentially responsible party with respect to a landfill in West Covina, California, and with respect to the Lower Ley Creek and Upper Ley Creek sub-sites of the Onondaga (New York) Lake Superfund Site. For a detailed discussion of these environmental contingencies, see note 17, Contingencies, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.

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

On February 20, 2019, there were 756 registered common shareholders of record. From February 2015 through March 2018, dividends were paid. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Issuer Purchases of Equity Securities

Following is a summary of the 2018 fourth quarter activity in our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2018	—	$—	—	941,250
November 1 to November 30, 2018	—	$—	—	941,250
December 1 to December 31, 2018	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6. Selected Financial Data

Selected financial information is as follows:

Year ended December 31, (dollars in thousands, except percentages, per-share amounts and employees)	2018	2017	2016	2015 (a)	2014
Operating Results:
Net sales	$797,858	$781,828	$793,420	$822,345	$852,492
Gross profit	$154,891	$154,041	$169,683	$199,766	$209,123
Gross profit margin	19.4%	19.7%	21.4%	24.3%	24.5%
Selling, general and administrative expenses	$127,851	$126,205	$121,732	$128,205	$121,296
Goodwill impairment	$—	$79,700	$—	$—	$—
Income (loss) from operations (IFO)	$27,040	$(51,864)	$47,951	$71,561	$87,827
IFO margin	3.4%	(6.6)%	6.0%	8.7%	10.3%
Other income (expense)	$(2,764)	$(5,306)	$721	$(24,960)	$(51,431)
Earnings (loss) before interest and income taxes (EBIT)	$24,276	$(57,170)	$48,672	$46,601	$36,396
EBIT margin	3.0%	(7.3)%	6.1%	5.7%	4.3%
Interest expense	$21,979	$20,400	$20,888	$18,484	$22,866
Income (loss) before income taxes	$2,297	$(77,570)	$27,784	$28,117	$13,530
Provision (benefit) for income taxes (a)	$10,253	$15,798	$17,711	$(38,216)	$8,567
Effective tax rate	446.4%	(20.4)%	63.7%	(135.9)%	63.3%
Net income (loss) (a)	$(7,956)	$(93,368)	$10,073	$66,333	$4,963
Net income (loss) margin	(1.0)%	(11.9)%	1.3%	8.1%	0.6%

Per-Share Amounts:
Diluted net income (loss) (a)	$(0.36)	$(4.24)	$0.46	$2.99	$0.22
Dividends declared	$0.1175	$0.47	$0.46	$0.44	$—

Other Information:
Adjusted EBITDA (b) (non-GAAP)	$70,950	$70,562	$111,641	$116,349	$122,142
Adjusted EBITDA margin (b) (non-GAAP)	8.9%	9.0%	14.1%	14.1%	14.3%

Employees	6,083	6,188	6,254	6,543	6,553

Balance Sheet Data:
Total assets	$714,175	$717,239	$818,169	$852,444	$822,938
Total liabilities	$664,282	$650,345	$673,050	$704,062	$745,484
Trade Working Capital (c) (non-GAAP)	$201,244	$199,537	$183,540	$200,846	$178,449
% of net sales	25.2%	25.5%	23.1%	24.4%	20.9%
Total borrowings - net	$397,700	$384,390	$407,840	$431,019	$437,930

Cash Flow Data:
Net cash provided by operating activities	$36,870	$45,308	$83,904	$69,692	$82,188
Net cash used in investing activities	$(45,087)	$(47,628)	$(34,604)	$(48,129)	$(52,019)
Free Cash Flow (d) (non-GAAP)	$(8,217)	$(2,320)	$49,300	$21,563	$30,169
Net cash provided by (used in) financing activities	$9,465	$(35,214)	$(35,976)	$(29,997)	$(10,062)
______________________________
Note: Prior years have been revised to conform with the 2018 presentation.

(a)	Includes a tax benefit of $(43,805) in the fourth quarter of 2015 related to the reversal of substantially all of the remaining valuation allowance recorded against U.S. deferred tax assets.

(b)
We believe that Adjusted EBITDA (adjusted earnings before interest, taxes, depreciation and amortization) and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance. For a reconciliation from net income (loss) to Adjusted EBITDA, reasons why we use this measure and certain limitations, see below.

(c)	Defined as net accounts receivable plus net inventories less accounts payable.

(d)
We believe that Free Cash Flow (the sum of net cash provided by operating activities and net cash used in investing activities), is a useful metric for evaluating our liquidity. For reasons why we use this metric and certain limitations, see "Free Cash Flow" on page 33 in the "Cash Flow" discussion.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

Year ended December 31, (dollars in thousands)	2018	2017	2016	2015	2014
Net income (loss) (U.S. GAAP)	$(7,956)	$(93,368)	$10,073	$66,333	$4,963
Add:
Interest expense	21,979	20,400	20,888	18,484	22,866
Provision (benefit) for income taxes	10,253	15,798	17,711	(38,216)	8,567
Depreciation and amortization	44,333	45,544	48,486	42,712	40,388
Add: Special items before interest and taxes:
Goodwill impairment (note 4) (1)	—	79,700	—	—	—
Product portfolio optimization (2)	—	—	5,693	—	—
Reorganization/restructuring charges (3)	—	2,488	—	4,316	985
Executive terminations/retirements	—	—	4,460	870	875
Pension settlements	—	—	168	21,693	774
Work stoppage (4)	—	—	4,162	—	—
Loss on redemption of debt (5)	—	—	—	—	47,191
Furnace malfunction (6)	—	—	—	—	(4,782)
Fees associated with strategic initiative (7)	2,341	—	—	—	—
Environmental obligation	—	—	—	157	315
Adjusted EBITDA (non-GAAP)	$70,950	$70,562	$111,641	$116,349	$122,142

Net sales	$797,858	$781,828	$793,420	$822,345	$852,492
Net income (loss) margin (U.S. GAAP)	(1.0)%	(11.9)%	1.3%	8.1%	0.6%
Adjusted EBITDA margin (non-GAAP)	8.9%	9.0%	14.1%	14.1%	14.3%
____________________________________

(1)	Non-cash goodwill impairment charge recorded in our Latin America segment in the third quarter of 2017.

(2)	Product portfolio optimization relates to inventory reductions to simplify and improve our operations.

(3)	These charges were a part of our cost savings initiatives.

(4)
Work stoppage relates to the lower production volume impact, shipping costs and other direct incremental expenses associated with the two-week Toledo, Ohio, work stoppage in the fourth quarter of 2016.

(5)	Loss on redemption of debt primarily relates to the write-off of unamortized finance fees and call premium payments on our then Senior Secured Notes.

(6)	Furnace malfunction primarily relates to insurance recoveries, net of production losses at our Toledo, Ohio, manufacturing facility.

(7)	Legal and professional fees associated with a strategic initiative that we terminated during the third quarter of 2018.

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

Additionally, for an understanding of the significant factors that influenced our performance during the past two years, the following should be read in conjunction with the audited Consolidated Financial Statements and Notes.

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

Our reporting segments align with our regionally focused organizational structure, which we believe enables us to better serve customers across the globe. Under this structure, we report financial results for U.S. and Canada, Latin America, EMEA and Other. Segment results are based on the geographical destination of the sale. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

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

Executive Overview

During 2018, we continued to operate in an extremely competitive environment. With global glass production capacity exceeding demand and several of our competitors throughout the world experiencing financial difficulties, all business channels continue to be impacted by intense global competition. During the first half of 2018, we began to experience some improved global demand. However, demand declined during the fourth quarter of 2018, primarily driven by the perceived economic uncertainty in many of the markets in which we operate. In addition, many of our distributors exhibited an unanticipated reluctance in December to take normal year-end purchases into inventory at the levels they have in the past.

In spite of the volatility of the U.S. dollar and political uncertainty resulting from announced tariffs and potential tariff wars, the 2018 U.S. economy ended on a strong note. However, our core U.S. foodservice market remained challenged, as third-party research firms Knapp-Track and Blackbox have reported declines in U.S. foodservice traffic for every quarter since 2012. Regardless of this challenge, we have continued to outperform the market.

As the retail industry continues to transform from brick-and-mortar to online commerce, we expect to leverage the investments made in our e-commerce platform during 2017 and 2018 to deliver continued sales growth in 2019. Management expects the negative trends experienced in the U.S. foodservice and retail distribution channels in 2018 to continue into 2019.

In spite of tightening global financial conditions, a weakening global economy and geopolitical uncertainty, the overall Latin America economy is expected to grow in 2019, although at a slower rate than previously anticipated. Mexico, in particular, shows signs of growth, but this could change drastically if there are setbacks in the new trade pact with the U.S. and Canada, or Mexico's financial position changes as the new government continues to deploy its strategy.

A softer growth momentum is expected in the European economy in 2019. Elevated political risk within the region, a weakening euro and continued trade tensions globally created economic uncertainty in the later part of 2018. This economic uncertainty is expected to continue into 2019. In addition, the European Union (EU) continues to struggle as multiple countries are not complying with the agreed upon stability pact, and concern regarding a "hard Brexit" continues to mount as the United Kingdom's Parliament has failed to approve an agreement with the EU for the United Kingdom's exit.

China's competitive environment continues to be challenging, and economic growth rates in China are similar to, if not lower than, those over the last few years. Despite a buoyant start to 2018, the trade war between China and the U.S. has negatively impacted much of the economic growth in the Asia Pacific region.

The business-to-business channel is impacted by general economic trends in each region and is dependent on customer demands.

In 2018, our net sales of $797.9 million were 2.1 percent higher than the prior year, or 1.5 percent higher on a constant currency basis, as all of our major reporting segments experienced increased net sales. U.S. & Canada net sales for 2018 increased 0.4 percent, driven by higher volumes that were partially offset by unfavorable channel mix. Net sales in Latin America for 2018 increased 2.6 percent as compared to the prior year, or 3.6 percent on a constant currency basis, as a result of higher volume, partially offset by unfavorable price and product mix, unfavorable currency and unfavorable channel mix. Net sales in the EMEA segment increased 9.0 percent, or 5.0 percent on a constant currency basis, as the result of favorable price and product mix and favorable currency for 2018.

We recorded a net loss of $8.0 million for 2018, compared to a net loss of $93.4 million in 2017. Our 2017 results were negatively impacted by a $79.7 million non-cash goodwill impairment charge in our Latin America segment. Our 2018 profitability was impacted by heightened competitive pressures that led to weaker sales margins, as well as increased downtime related to furnace rebuilds in our key markets. In spite of the challenging competitive and market environments, we see signs that our initiatives are positively impacting our financial results. Throughout much of 2018, profitability improved in the EMEA and Latin America regions as a result of our commercial actions to improve margins through pricing and product mix. In addition, we continue to see progress on our e-commerce platform and with our new products.

We remain focused on our goals of improving marketing capabilities in new product development and innovation to drive growth, improving operating processes, systems and technology, and building winning teams that foster high performance and live our core values.

During 2018, we accomplished the following:

•	Introduced approximately 150 additional products on our U.S. & Canada e-commerce platform, with over 460 products introduced since inception in 2017

•	Continued to focus on innovation and development of new products globally, which drove approximately $54.1 million of net sales

•	Achieved strong customer service levels globally, with 90 percent of orders being delivered on time and in full for the year

•	Launched over 250 new products at the National Restaurant Association in May, and 38 new products at the New York Table Top show

•	Expanded our U.S. foodservice business into the healthcare market with product launches in August and October

•	Launched in the U.S. & Canada the new Adulting™ Collection, the Master's Gauge™ flatware collection, as well as melamine, premium plastic and aluminum products for worry-free serving

•	Began the implementation of our ERP initiative in the second half of 2018

While we are focused on taking advantage of opportunities we see in our markets to drive long-term growth, we intend to continue to improve both our operational and organizational excellence. Therefore, in 2019, we plan to focus on improving our cash generation, operating efficiencies and execution, as well as aligning our teams around critical initiatives to drive growth and stability.

Our current capital allocation strategy assigns a greater priority to debt reduction and continued investments in strategic initiatives that are expected to increase long-term shareholder returns.

The Tax Cuts and Jobs Act (the Act), signed into law on December 22, 2017, changed many aspects of the U.S. tax code, most of which became effective January 1, 2018. Refer to note 7, Income Taxes, for additional details on our 2018 tax provision.

Results of Operations

The following table presents key results of our operations for the years 2018 and 2017:

Year ended December 31,
(dollars in thousands, except percentages and per-share amounts)	2018	2017
Net sales	$797,858	$781,828
Gross profit	$154,891	$154,041
Gross profit margin	19.4%	19.7%
Income (loss) from operations (IFO)	$27,040	$(51,864)
IFO margin	3.4%	(6.6)%
Net loss	$(7,956)	$(93,368)
Net loss margin	(1.0)%	(11.9)%
Diluted net loss per share	$(0.36)	$(4.24)
Adjusted EBITDA(1) (non-GAAP)	$70,950	$70,562
Adjusted EBITDA margin (1) (non-GAAP)	8.9%	9.0%
_____________________

(1)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net loss to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the "Reconciliation of Net Income (Loss) to Adjusted EBITDA" and "Non-GAAP Measures" sections included in Part II, Item 6 of this Annual Report, which is incorporated herein by reference.

Discussion of 2018 vs. 2017 Results of Operations

Net Sales

The following table summarizes net sales by operating segment:

Year ended December 31, (dollars in thousands)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2018	2017	$ Change	% Change
U.S. & Canada	$483,741	$481,797	$1,944	0.4%	$69	0.4%
Latin America	148,091	144,322	3,769	2.6%	(1,482)	3.6%
EMEA	138,399	126,924	11,475	9.0%	5,118	5.0%
Other	27,627	28,785	(1,158)	(4.0)%	568	(6.0)%
Consolidated	$797,858	$781,828	$16,030	2.1%	$4,273	1.5%
_____________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section included in Part II, Item 6 of this Annual Report, which is incorporated herein by reference, for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada were $483.7 million, compared to $481.8 million in 2017, an increase of 0.4 percent, driven by higher volumes, partially offset by unfavorable channel mix. Our business-to-business channel net sales increased $4.5 million, driven by higher volume and favorable price and mix of product sold compared to the prior year. We continue to see declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox. Our foodservice channel declined $3.0 million, driven by an unfavorable price and mix of product sold compared to the prior year, partially offset by higher volumes sold in our dinnerware and flatware categories. In our retail channel, growth in e-commerce sales were offset by declines in sales to traditional brick-and-mortar stores, resulting in net sales comparable to 2017.

Net Sales — Latin America

Net sales in Latin America were $148.1 million, compared to $144.3 million in 2017, an increase of 2.6 percent (an increase of 3.6 percent excluding currency fluctuation). The increase in net sales is primarily attributable to an increase in volume and favorable pricing, partially offset by unfavorable product mix in the business-to-business and retail channels and unfavorable currency of $1.5 million. Net sales in the retail channel increased $3.5 million, while net sales in our foodservice channel increased $0.3 million. Net sales in the business-to-business channel were flat year over year.

Net Sales — EMEA

Net sales in EMEA were $138.4 million, compared to $126.9 million in 2017, an increase of 9.0 percent (an increase of 5.0 percent excluding currency fluctuation). Favorable currency of $5.1 million, favorable price and product mix across all three channels as well as higher volumes led to the increase in net sales compared to the prior year.

Gross Profit

Gross profit was $154.9 million in 2018, compared to $154.0 million in the prior year. Gross profit as a percentage of net sales decreased to 19.4 percent, compared to 19.7 percent in the prior year. While the dollar change in gross profit was favorable, the gross profit margin was slightly unfavorable. Contributing to the $0.9 million increase in gross profit were a favorable sales impact of $14.5 million, partially offset by lower manufacturing activity of $11.3 million (including $7.5 million of production downtime) and higher utility costs of $2.6 million (primarily related to electricity costs). Manufacturing activity includes the impact of fluctuating production activities from all facilities globally (including downtime, efficiency and utilization) and associated manufacturing costs (including warehousing costs, freight, and repairs and maintenance). The net sales impact equals net sales less the associated inventory at standard cost rates.

Income (Loss) From Operations

Income (loss) from operations in 2018 increased $78.9 million to $27.0 million, compared to $(51.9) million in the prior year. Income (loss) from operations as a percentage of net sales was 3.4 percent in 2018, compared to (6.6) percent in the prior year. The improvement in income from operations is driven by the non-repeating, non-cash goodwill impairment charge of $79.7 million in our Latin America segment in 2017, as well as the increase in gross profit of $0.9 million (discussed above), partially offset by increased selling, general and administrative expenses of $1.6 million. The unfavorable change in selling, general and administrative expenses was driven by legal and professional fees of $2.3 million associated with a strategic initiative that we terminated during the third quarter of 2018, increased expenses associated with our ERP initiative of $2.3 million, additional incentive compensation expense of $2.2 million, and an unfavorable currency impact of $0.6 million. These unfavorable items were partially offset by reduced expenses for our e-commerce initiative of $4.2 million and non-repeating workforce reorganization charges of $2.0 million in 2017.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of $(8.0) million, or $(0.36) per diluted share, in 2018, compared to net loss of $(93.4) million, or $(4.24) per diluted share, in 2017. Net loss as a percentage of net sales was (1.0) percent in 2018, compared to (11.9) percent in the prior year. The favorable change in the net loss and diluted net loss per share is due to the factors discussed in Income (Loss) From Operations above, as well as a decrease of $5.5 million in our provision for income taxes and a favorable impact of $2.5 million in other income (expense), which includes favorable changes of $1.3 million for gain/loss on currency transactions and $1.0 million for mark-to-market natural gas contracts that existed in the prior year. Partially offsetting the favorable factors was higher interest expense of $1.6 million. The Company's effective tax rate was 446.4 percent for 2018, compared to (20.4) percent in the prior year. The change in the effective tax rate was largely driven by differing levels of pretax income. Pretax income for 2018 was $2.3 million compared with a pretax loss of $77.6 million in 2017. This significantly smaller, absolute value of pretax income in 2018 compared with 2017 magnifies the percentage impact on the effective tax rate of taxable items such as non-deductible expenses and valuation allowances. Other influencing factors were significantly higher non-deductible expenses in the prior year (including a $79.7 million impairment of goodwill in our Mexican reporting unit). Cash taxes paid for 2018 and 2017 were approximately $8.5 million and $3.4 million, respectively, with the increase principally attributable to higher pretax income in Mexico. See note 7, Income Taxes, to the Consolidated Financial Statements for further details on the effective tax rate.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by reporting segments:

Year ended December 31, (dollars in thousands)				Segment EBIT Margin
	2018	2017	$ Change	2018	2017
U.S. & Canada	$36,805	$48,044	$(11,239)	7.6%	10.0%
Latin America	$12,599	$6,590	$6,009	8.5%	4.6%
EMEA	$7,219	$1,321	$5,898	5.2%	1.0%
____________________

(1)
Segment EBIT represents earnings before interest and taxes and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. Segment EBIT also includes an allocation of manufacturing costs for inventory produced at a Libbey facility that is located in a region other than the end market in which the inventory is sold. This allocation can fluctuate from year to year based on the relative demands for products produced in regions other than the end markets in which they are sold. See note 19 to the Consolidated Financial Statements for a reconciliation of Segment EBIT to net loss.

Segment EBIT — U.S. & Canada

Segment EBIT was $36.8 million in 2018, compared to $48.0 million in 2017. Segment EBIT as a percentage of net sales decreased to 7.6 percent for 2018, compared to 10.0 percent in 2017. The primary driver of the $11.2 million decrease in Segment EBIT was unfavorable manufacturing activity of $14.0 million (including $10.6 of downtime for planned furnace rebuilds and $5.0 million of additional shipping and storage costs), additional incentive compensation expense of $1.4 million and an unfavorable sales impact of $1.2 million, partially offset by a $5.3 million reduction in expenses related to our e-commerce initiative.

Segment EBIT — Latin America

Segment EBIT increased to $12.6 million in 2018, compared to $6.6 million in 2017. Segment EBIT as a percentage of net sales increased to 8.5 percent for 2018, compared to 4.6 percent in 2017. The primary driver of the $6.0 million increase was a favorable sales impact of $10.0 million, partially offset by higher utility costs of $2.7 million and additional incentive compensation expense of $1.2 million.

Segment EBIT — EMEA

Segment EBIT increased to $7.2 million in 2018, compared to $1.3 million in 2017. Segment EBIT as a percentage of net sales for EMEA increased to 5.2 percent for 2018, compared to 1.0 percent in 2017. The primary drivers of the $5.9 million increase in Segment EBIT were a favorable sales impact of $4.2 million and favorable manufacturing activity of $2.7 million (as a result of less downtime), partially offset by an unfavorable currency impact of $1.1 million.

Adjusted EBITDA

Adjusted EBITDA increased by $0.4 million in 2018, to $71.0 million, compared to $70.6 million in 2017. As a percentage of net sales, Adjusted EBITDA was 8.9 percent for 2018, compared to 9.0 percent in 2017. The key contributors to the increase in Adjusted EBITDA were a favorable sales impact of $14.5 million and a reduction of $5.2 million in expenses related to our e-commerce initiative. These favorable items were partially offset by unfavorable manufacturing activity of $11.3 million (including $7.5 million of net furnace downtime and $6.6 million of additional shipping and storage costs), higher incentive compensation expense of $3.2 million, increased utility costs of $2.6 million, and higher expenses related to our ERP initiative of $2.3 million. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted in the "Reconciliation of Net Income (Loss) to Adjusted EBITDA" included in Part II, Item 6 of this Annual Report, which is incorporated herein by reference.

Capital Resources and Liquidity
Under the ABL Facility at December 31, 2018, we had $19.9 million of outstanding borrowings, $8.0 million in letters of credit and $0.5 million in rent reserves, resulting in $71.6 million of unused availability. In addition, we had $25.1 million of cash on hand at December 31, 2018, compared to $24.7 million of cash on hand at December 31, 2017. Of our total cash on hand at

December 31, 2018 and 2017, $21.7 million and $20.4 million, respectively, were held in foreign subsidiaries. We plan to indefinitely reinvest the excess of the amount for financial reporting over the tax basis of investments in our European and Mexican operations to support ongoing operations, capital expenditures, debt service, and continued growth plans outside the United States.  All other earnings can be distributed as allowable under local laws. Our Chinese subsidiaries' cash balance was $8.6 million as of December 31, 2018. Local law currently limits distribution of this cash as a dividend; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

December 31, (dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	2018	2017
Accounts receivable — net	$83,977	$89,997
DSO (1)	38.4	42.0
Inventories — net	$192,103	$187,886
DIO (2)	87.9	87.7
Accounts payable	$74,836	$78,346
DPO (3)	34.2	36.6
Trade Working Capital (4) (non-GAAP)	$201,244	$199,537
DWC (5)	92.1	93.2
Percentage of net sales	25.2%	25.5%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade working capital (as defined above) was $201.2 million at December 31, 2018, an increase of $1.7 million from December 31, 2017. The increase in our Trade Working Capital is due to additional inventories in order to maintain high customer service levels and support new product introductions, as well as, a reduction in accounts payable. Partially offsetting the increase was a reduction in accounts receivable. As a result, Trade Working Capital as a percentage of the last twelve-month net sales was 25.2 percent at December 31, 2018, comparable to the 25.5 percent at December 31, 2017.

Borrowings

The following table presents our total borrowings:

December 31, (dollars in thousands)	Interest Rate		Maturity Date	2018	2017
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$19,868	$—
Term Loan B	floating	(3)	April 9, 2021	380,200	384,600
AICEP Loan	0.00%		July 30, 2018	—	3,085
Total borrowings				400,068	387,685
Less — unamortized discount and finance fees				2,368	3,295
Total borrowings — net (4)				$397,700	$384,390
____________________________________

(1)	Maturity date will be January 9, 2021 if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 1.94 percent at December 31, 2018.

(3)	See "Derivatives" below and note 12 to the Consolidated Financial Statements.

(4)	Total borrowings -- net includes long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheets.

We had total borrowings of $400.1 million at December 31, 2018, compared to total borrowings of $387.7 million at December 31, 2017. Contributing to the $12.4 million increase in borrowings was $19.9 million in additional ABL borrowings, offset by $1.1 million of quarterly amortization payments (for a total of $4.4 million) under our Term Loan B and $3.1 million in AICEP Loan payments.

Of our total borrowings, $180.1 million, or approximately 45.0 percent, were subject to variable interest rates at December 31, 2018, as a result of converting $220.0 million of our Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. We have executed additional swaps that convert $200.0 million of our debt from variable to fixed from January 2020 to January 2025. For further discussion on our interest rate swaps, see note 12 to the Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.8 million on an annual basis.

Included in interest expense are the amortization of discounts and other financing fees. These items amounted to $1.2 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively.

Cash Flow

Year ended December 31, (dollars in thousands)	2018	2017
Net cash provided by operating activities	$36,870	$45,308
Net cash used in investing activities	$(45,087)	$(47,628)
Net cash provided by (used in) financing activities	$9,465	$(35,214)

Our net cash provided by operating activities was $36.9 million in 2018, compared to $45.3 million in 2017, an unfavorable cash flow impact of $8.4 million. Contributing to the reduction in cash flow from operations were an unfavorable cash flow impact of $5.1 million in additional income tax payments (primarily in Mexico), lower value-added-tax collections, higher interest payments of $1.5 million and higher customer incentive payments in 2018. Partially offsetting these unfavorable cash flows was a favorable change in operating earnings and a favorable impact of $4.6 million related to accounts receivable, inventories and accounts payable.

Our net cash used in investing activities was $45.1 million and $47.6 million in 2018 and 2017, respectively, representing capital expenditures in each year.

Net cash provided by (used in) financing activities was $9.5 million in 2018, compared to $(35.2) million in 2017. The primary drivers of this $44.7 million change were the additional $19.9 million net proceeds drawn on the ABL Facility in 2018 and a reduction of $20.0 million in Term Loan B payments, as well as a reduction in dividend payments of $7.8 million.

At December 31, 2018, our cash balance was $25.1 million, an increase of $0.4 million from $24.7 million at December 31, 2017.

Free Cash Flow

The following table presents key drivers to our Free Cash Flow for 2018 and 2017:

Year ended December 31, (dollars in thousands)	2018	2017
Net cash provided by operating activities	$36,870	$45,308
Net cash used in investing activities	(45,087)	(47,628)
Free Cash Flow (1) (non-GAAP)	$(8,217)	$(2,320)
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

Our Free Cash Flow was $(8.2) million during 2018, compared to $(2.3) million in 2017, an unfavorable change of $5.9 million. The primary contributors to this change are the same 1:1 relationship as the $8.4 million unfavorable cash flow impact from operating activities and the favorable change of $2.5 million in investing activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, and 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes. At December 31, 2018, we had commodity contracts for 3,150,000 MMBTUs of natural gas with a fair market value of a $0.3 million asset. We have hedged a portion of our forecasted transactions through December 2020. At December 31, 2017, we had commodity futures contracts for 2,480,000 MMBTUs of natural gas with a fair market value of a $0.5 million liability. The counterparties for these derivatives were rated BBB+ or better as of December 31, 2018, by Standard & Poor’s.

We have an interest rate swap agreement with respect to $220.0 million of our floating rate Term Loan B debt in order to fix a series of our future interest payments. The interest rate swap matures on January 9, 2020, and maintains a fixed interest rate of 4.85 percent, including the credit spread. We executed two additional interest rate swaps in September 2018, with a combined notional amount of $200.0 million, with both becoming effective in January 2020, when the original swap matures. The two new swaps in essence extend the current interest rate swap, have a term of January 2020 to January 2025, and carry a fixed interest rate of 6.19 percent, including the credit spread. Upon refinancing our Term Loan B, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread. At December 31, 2018, the Term Loan B debt held a floating interest rate of 5.39 percent. If the counterparties to the interest rate swap agreements were to fail to perform, the interest rate swaps would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparties. The counterparties held a Standard & Poor's rating of BBB+ or better as of December 31, 2018.

The fair market value of our interest rate swaps is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreements was a $4.3 million liability at December 31, 2018, and a $0.4 million asset at December 31, 2017.

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

Revenue Recognition

Revenue is recognized at a point in time when control of the product has transferred to the customer. The transfer of control primarily takes place when risk of loss transfers in accordance with applicable shipping terms. Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which we expect to be entitled in exchange for transferring goods or providing services. When applicable, the transaction price includes estimates of variable consideration. We estimate provisions for rebates, customer incentives, allowances, returns and discounts based on the terms of the contracts, historical experience and anticipated customer purchases during the rebate period as sales occur. We continually evaluate the adequacy of these methods used, adjusting our estimates when the amount of consideration to which we expect to be entitled changes.

Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate loss provisions accordingly. We recognize inventory loss provisions based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2018, our inventories were $192.1 million, with loss provisions of $9.5 million, compared to inventories of $187.9 million and loss provisions of $10.3 million at December 31, 2017.

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

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions. There were no indicators of impairment noted in 2018 and 2017 that required an impairment analysis to be performed for the Company's property, plant and equipment.

In accordance with FASB ASC 360, we also perform an impairment analysis for our definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2018 or 2017 that would require an impairment analysis to be performed for our definite useful lived intangible assets.

Goodwill and Indefinite Life Intangible Assets

Goodwill at December 31, 2018 was $84.4 million, representing approximately 11.8 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units represent an operating segment or components of an operating segment (which is one level below the operating segment level). Also, components are aggregated into one reporting unit if they share similar economic characteristics, the determination of which requires management judgment. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise.

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

The results of our October 1, 2018 annual impairment test indicated the estimated fair values of all reporting units that have goodwill were in excess of their carrying values, with the Mexico reporting unit's excess fair value exceeding carrying value by approximately 15 percent. The reporting unit within the U.S. and Canada reporting segment, which consists of two aggregated components, had an estimated fair value over carrying value of greater than 50 percent.

As part of our on-going assessment of goodwill at September 30, 2017, we noted that third quarter 2017 sales, profitability and cash flow of our Mexico reporting unit (within the Latin America reporting segment) significantly underperformed in comparison to the forecast, and expectations for the fourth quarter of 2017 were lowered as well. These factors, together with continuing competitive pressures, long-term weakness of the Mexican peso relative to the U.S. dollar and an increase in the discount rate of 70 basis points from December 31, 2016 to September 30, 2017, contributed to increased pressure on the outlook of the reporting unit. As a result, we determined a triggering event had occurred for our Mexico reporting unit. Accordingly, an interim impairment test was performed, indicating that the carrying value exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $79.7 million during the third quarter of 2017.

As the impairment assessment performed at September 30, 2017 resulted in the fair value of the Mexico reporting unit equaling its carrying value, there was no further impairment as of October 1, 2017. The results of our review performed as of October 1, 2017 also did not indicate an impairment for our other reporting unit with goodwill.

With the estimated fair value of the Mexico reporting unit equaling its carrying value as of September 30, 2017, there is a potential of future impairment for the remaining goodwill balance of $46.0 million should the discount rate increase or the challenging environment last longer or be deeper than expected and require us to further reduce our expected future operating results. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company's stock price, the impact of changing market conditions on financial performance and expected future cash flows, foreign currency impacts, the geopolitical environment and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment charges in the future. Specifically, actual results may vary from the Company's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions could result in additional non-cash impairment charges. Due to the heightened level of risk, management performed a sensitivity analysis on the Mexico reporting unit's combined income and market approach fair value estimates that were calculated as of the October 1, 2018 testing date. Assuming all other factors remain constant, the estimated excess fair value over carrying value would be reduced to zero if internal or external factors were to result in an increase in the discount rate of approximately 200 basis points or a reduction of approximately 200 basis points in the long term growth rate assumption.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2018 were $12.0 million, representing 1.7 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. This was done as of October 1st for each year presented. As of October 1, 2018 and 2017, our review did not indicate an impairment of indefinite life intangible assets.

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

Pension Assumptions

We have pension plans covering the majority of our employees. For a description of these plans, see note 8 to the Consolidated Financial Statements.
The assumptions used to determine net periodic pension expense for each year and the benefit obligations at December 31st were as follows:

	U.S. Plans						Non-U.S. Plans
	2018			2017			2018	2017
Net periodic pension expense:
Discount rate	3.64%	to	3.69%	4.18%	to	4.23%	9.40%	9.30%
Expected long-term rate of return on plan assets	7.00%			7.00%			Not applicable	Not applicable
Rate of compensation increase	Not applicable			Not applicable			4.30%	4.30%
Cash balance interest crediting rate	5.50%			5.50%			Not applicable	Not applicable
Benefit obligations:
Discount rate	4.31%	to	4.33%	3.64%	to	3.69%	10.60%	9.40%
Rate of compensation increase	Not applicable			Not applicable			4.30%	4.30%
Cash balance interest crediting rate	5.50%			5.50%			Not applicable	Not applicable
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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Our determination of the reasonableness of our expected long-term rate of return on plan assets at December 31st is highly quantitative by nature and used to measure the earnings effects for the subsequent year. We evaluate the current asset allocations and expected returns under four sets of conditions: a maximum time available for each asset class; a common history where all asset class returns are computed with the same overall start date of January 1990; a 10-year historical return; and forecasted returns using the Black-Litterman method. Based upon the current asset allocation mix and the Black-Litterman method, the forecasted return is 5.50 percent. The actual return on plan assets from July 1, 1993 (inception) through December 31, 2018 was 7.98 percent and 7.84 percent for the U.S. hourly and salary pension plans, respectively.

Since over 75 percent of the plan assets are actively managed, we adjust the baseline forecasted return for the anticipated return differential from active over passive investment management and for any other items not already captured. We believe that the combination of long-term historical returns, along with the forecasted returns and manager alpha, supports the 6.5 percent rate of return assumption for 2019 based on the current asset allocation.

Sensitivity to changes in key assumptions based on year-end data is as follows:

•	A change of 1.0 percent in the discount rate would change our annual pretax pension expense by approximately $2.8 million.

•	A change of 1.0 percent in the expected long-term rate of return on plan assets would change annual pretax pension expense by approximately $3.2 million.

The cash balance interest crediting rate, which applies only to the U.S. Salaried Plan, enables us to calculate the benefit obligation through projecting future interest credits on cash balance accounts between the measurement date and a participant’s assumed retirement date. The rate adjusts annually and is the 30-year Treasury rate in effect as of October in the preceding plan year, subject to a minimum of 5 percent. A lower cash balance interest crediting rate assumption decreases the benefit obligation and decreases pension expense.

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
The significant assumptions used at December 31st were as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Net periodic benefit expense
Discount rate	3.60%	4.05%	3.26%	3.48%
Non-pension post-retirement benefit obligation
Discount rate	4.27%	3.60%	3.52%	3.26%
Weighted average assumed healthcare cost trend rates
Healthcare cost trend rate assumed for next year	6.25%	6.50%	6.25%	6.50%
Ultimate healthcare trend rate	5.00%	5.00%	5.00%	5.00%
Year the ultimate trend rate is reached	2024	2024	2024	2024
Sensitivity to change in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would not have a material impact on the non-pension post-retirement expense.

•	A change of 1.0 percent in the healthcare trend rate would not have a material impact upon the non-pension post-retirement expense.

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

Our European operations in the Netherlands incurred an operating loss in 2018, continue to be in cumulative loss positions in recent years, and have a history of tax loss carry-forwards expiring unused. In addition, European economic conditions continue to be unfavorable. Accordingly, management believes it is not more likely than not that the net deferred tax assets related to these operations will be realized and a valuation allowance continues to be recorded as of December 31, 2018.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 7 to our Consolidated Financial Statements for a detailed discussion on tax contingencies.

The Tax Cuts and Jobs Act, enacted on December 22, 2017, changed many aspects of the U.S. tax code. The effects of a possible transition tax on accumulated and unremitted earnings in non-U.S. subsidiaries was estimated to be zero as of December 31, 2017. Due to the breadth of the changes and the lack of comprehensive implementation guidance, we considered our accounting for this item to be incomplete as of December 31, 2017 in accordance with Staff Accounting Bulletin 118. We completed our accounting for this item during the fourth quarter of 2018, and no adjustments were recorded to the estimate made as of December 31, 2017. Also as a result of the Act, the Company was unable to deduct all of its U.S. interest expense incurred during 2018. This nondeductible interest may be carried forward indefinitely and deducted in future tax years if sufficient income is generated. Based on recent historical earnings, we cannot project at this time sufficient future taxable income to conclude that it is more likely than not that we will be able to deduct this interest in the future. Accordingly, we recorded a full valuation allowance against this deferred tax asset.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Libbey Inc.
Toledo, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Libbey Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 27, 2019

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Libbey Inc.
Toledo, Ohio

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Libbey Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 27, 2019

Libbey Inc.
Consolidated Balance Sheets

December 31, (dollars in thousands, except share amounts)	2018	2017

ASSETS
Cash and cash equivalents	$25,066	$24,696
Accounts receivable — net	83,977	89,997
Inventories — net	192,103	187,886
Prepaid and other current assets	16,522	12,550
Total current assets	317,668	315,129
Pension asset	—	2,939
Purchased intangible assets — net	13,385	14,565
Goodwill	84,412	84,412
Deferred income taxes	26,090	24,892
Other assets	7,660	9,627
Property, plant and equipment — net	264,960	265,675
Total assets	$714,175	$717,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$74,836	$78,346
Salaries and wages	27,924	27,409
Accrued liabilities	43,728	43,920
Accrued income taxes	3,639	1,862
Pension liability (current portion)	3,282	2,185
Non-pension post-retirement benefits (current portion)	3,951	4,185
Long-term debt due within one year	4,400	7,485
Total current liabilities	161,760	165,392
Long-term debt	393,300	376,905
Pension liability	45,206	43,555
Non-pension post-retirement benefits	43,015	49,758
Deferred income taxes	2,755	1,850
Other long-term liabilities	18,246	12,885
Total liabilities	664,282	650,345
Contingencies (note 17)

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,157,220 shares issued in 2018 (22,018,010 shares issued in 2017)	222	220
Capital in excess of par value	335,517	333,011
Retained deficit	(171,441)	(161,165)
Accumulated other comprehensive loss	(114,405)	(105,172)
Total shareholders’ equity	49,893	66,894
Total liabilities and shareholders’ equity	$714,175	$717,239

See accompanying notes

Libbey Inc.
Consolidated Statements of Operations

Year ended December 31, (dollars in thousands, except per share amounts)
	2018	2017

Net sales	$797,858	$781,828
Freight billed to customers	3,235	3,328
Total revenues	801,093	785,156
Cost of sales	646,202	631,115
Gross profit	154,891	154,041
Selling, general and administrative expenses	127,851	126,205
Goodwill impairment	—	79,700
Income (loss) from operations	27,040	(51,864)
Other income (expense)	(2,764)	(5,306)
Earnings (loss) before interest and income taxes	24,276	(57,170)
Interest expense	21,979	20,400
Income (loss) before income taxes	2,297	(77,570)
Provision for income taxes	10,253	15,798
Net loss	$(7,956)	$(93,368)

Net loss per share:
Basic	$(0.36)	$(4.24)
Diluted	$(0.36)	$(4.24)

Weighted average shares:
Basic	22,180	22,031
Diluted	22,180	22,031

Dividends declared per share	$0.1175	$0.4700

See accompanying notes

Libbey Inc.
Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31, (dollars in thousands)	2018	2017

Net loss	$(7,956)	$(93,368)

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	1,041	7,514
Change in fair value of derivative instruments, net of tax	(2,942)	866
Foreign currency translation adjustments, net of tax	(7,057)	11,645
Other comprehensive income (loss), net of tax	(8,958)	20,025

Comprehensive income (loss)	$(16,914)	$(73,343)

See accompanying notes

Libbey Inc.
Consolidated Statements of Shareholders' Equity

(dollars in thousands, except share amounts)	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2016	21,864,541	$219	$329,722	$(59,625)	$(125,197)	$145,119

Cumulative-effect adjustment for the adoption of ASU 2016-09			127	2,183		2,310
Net loss				(93,368)		(93,368)
Other comprehensive income (loss)					20,025	20,025
Stock compensation expense			3,372			3,372
Stock issued	153,469	1	417			418
Stock withheld for employee taxes			(627)			(627)
Dividends				(10,355)		(10,355)
Balance December 31, 2017	22,018,010	220	333,011	(161,165)	(105,172)	66,894

Cumulative-effect adjustment for the adoption of ASU 2017-12				275	(275)	—
Net loss				(7,956)		(7,956)
Other comprehensive income (loss)					(8,958)	(8,958)
Stock compensation expense			2,746			2,746
Stock issued	139,210	2	96			98
Stock withheld for employee taxes			(336)			(336)
Dividends				(2,595)		(2,595)
Balance December 31, 2018	22,157,220	$222	$335,517	$(171,441)	$(114,405)	$49,893

See accompanying notes

Libbey Inc.
Consolidated Statements of Cash Flows

Year ended December 31, (dollars in thousands)	2018	2017

Operating activities:
Net loss	$(7,956)	$(93,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,333	45,544
Goodwill impairment	—	79,700
Change in accounts receivable	5,203	(2,698)
Change in inventories	(6,424)	(13,443)
Change in accounts payable	(4,759)	5,574
Accrued interest and amortization of discounts and finance fees	1,158	1,318
Pension & non-pension post-retirement benefits, net	(283)	1,680
Accrued liabilities & prepaid expenses	267	2,737
Income taxes	3,591	13,121
Share-based compensation expense	2,827	3,460
Other operating activities	(1,087)	1,683
Net cash provided by operating activities	36,870	45,308

Investing activities:
Additions to property, plant and equipment	(45,087)	(47,628)
Net cash used in investing activities	(45,087)	(47,628)

Financing activities:
Borrowings on ABL credit facility	129,769	34,086
Repayments on ABL credit facility	(109,901)	(34,086)
Other repayments	(3,077)	(632)
Repayments on Term Loan B	(4,400)	(24,400)
Stock options exercised	5	466
Taxes paid on distribution of equity awards	(336)	(627)
Dividends	(2,595)	(10,355)
Other financing activities	—	334
Net cash provided by (used in) financing activities	9,465	(35,214)

Effect of exchange rate fluctuations on cash	(878)	1,219
Increase (decrease) in cash	370	(36,315)
Cash & cash equivalents at beginning of year	24,696	61,011
Cash & cash equivalents at end of year	$25,066	$24,696

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$20,091	$18,638
Cash paid during the year for income taxes	$8,514	$3,371

See accompanying notes

Libbey Inc.
Notes to Consolidated Financial Statements

1.	Description of the Business
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

Revenue Recognition Our customer contracts generally include a single performance obligation, the shipment of specified products, and are recognized at a point in time when control of the product has transferred to the customer. Transfer of control primarily takes place when risk of loss transfers in accordance with applicable shipping terms. Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which we expect to be entitled in exchange for transferring goods or providing services. When applicable, the transaction price includes estimates of variable consideration. We estimate provisions for rebates, customer incentives, allowances, returns and discounts based on the terms of the contracts, historical experience and anticipated customer purchases during the rebate period as sales occur. We continually evaluate the adequacy of these methods used, adjusting our estimates when the amount of consideration to which we expect to be entitled changes. Refund liabilities are included in accrued liabilities on the Consolidated Balance Sheet. Our payment terms are based on customary business practices and can vary by region and customer type, but are generally 0-90 days. Since the term between invoicing and expected payment is less than a year, we do not adjust the transaction price for the effects of a financing component. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies. For contracts with a duration of less than one year, we follow an allowable practical expedient and expense contract acquisition costs when incurred. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC Topic 340-40. For further disclosure on revenue see New Accounting Standards - Adopted below and note 18.

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

Inventory Valuation Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for our U.S. glass inventories, which represented 34.9 percent and 32.2 percent of our total inventories in 2018 and 2017, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $15.9 million and $13.4 million in 2018 and 2017, respectively. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

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
Pension and Non-pension Post-retirement Benefits We account for pension and non-pension post-retirement benefits in accordance with FASB ASC Topic 715 - "Compensation-Retirement Benefits" ("FASB ASC 715"). FASB ASC 715 requires recognition of the over-funded or under-funded status of pension and other post-retirement benefit plans on the balance sheet. Under FASB ASC 715, gains and losses, prior service costs and credits and any remaining prior transaction amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effect where appropriate. The service cost component of pension and post-retirement benefit costs is reported within income from operations while the non-service cost components of net benefit cost (interest costs, expected return on assets, amortization of prior service costs, settlement charges and other costs) are recorded in other income (expense).
The U.S. pension plans cover most hourly U.S.-based employees (excluding new hires at Shreveport after December 15, 2008 and at Toledo after September 30, 2010) and those salaried U.S.-based employees hired before January 1, 2006. Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly-owned subsidiary in Mexico. For further discussion see note 8.
We also provide certain post-retirement healthcare and life insurance benefits covering substantially all U.S. and Canadian salaried employees hired before January 1, 2004 and a majority of our union hourly employees (excluding employees hired at Shreveport after December 15, 2008 and at Toledo after September 30, 2010). Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the non-pension, post-retirement benefit of our retirees who had retired as of June 24, 1993. Therefore, the benefits related to these retirees are not included in our liability. For further discussion see note 9.
Income Taxes Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax attribute carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are determined separately for each tax paying component in which we conduct our operations or otherwise incur taxable income or losses.

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
Derivatives We account for derivatives in accordance with FASB ASC Topic 815 "Derivatives and Hedging" ("FASB ASC 815"). We hold derivative financial instruments to hedge certain of our interest rate risks associated with long-term debt and commodity price risks associated with forecasted future natural gas requirements. These derivatives qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. Cash flows from hedges of debt, interest rate swaps and natural gas contracts are classified as operating activities. For further discussion see note 12.
Environmental In accordance with U.S. GAAP, we recognize environmental clean-up liabilities on an undiscounted basis when loss is probable and can be reasonably estimated. The cost of the clean-up is estimated by financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required, and the likelihood that, where applicable, other potentially responsible parties will not be able to fulfill their commitments at the sites where the Company may be jointly and severally liable.
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
Stock-Based Compensation Expense We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” ("FASB ASC 718") and FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” ("FASB ASC 505-50"). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC 718 and 505-50 apply to all of our outstanding, unvested, stock-based payment awards.
Treasury Stock Treasury Stock purchases are recorded at cost. During 2018 and 2017, we did not purchase treasury stock. At December 31, 2018, we had 941,250 shares of common stock available for repurchase, as authorized by our Board of Directors.
Research and Development Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2018 and 2017 were $3.6 million and $3.0 million, respectively.
Advertising Costs We expense all advertising costs as incurred. Expenses for 2018 and 2017 were $6.1 million and $5.3 million, respectively.
Computation of Earnings (Loss) Per Share of Common Stock Basic earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share of common stock is computed using the weighted average number of shares of common stock outstanding plus the dilutive effects of equity-based compensation outstanding during the period using the treasury stock method.

Reclassifications In connection with our adoption of ASU 2017-07, certain pension and non-pension expense amounts in the prior year's financial statements have been reclassified to conform with the current year presentation. See New Accounting Standards - Adopted below.
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

On January 1, 2018, we adopted ASU 2014-09, Revenue From Contracts With Customers and all related amendments, also known as ASC Topic 606, using the modified retrospective method. There was no cumulative effect adjustment required as a result of initially applying the new standard to existing contracts at adoption on January 1, 2018, and we expect the impact of adopting the new standard to be immaterial to our Consolidated Statement of Operations on an ongoing basis. Additionally, there was no impact to our Consolidated Balance Sheets. The enhanced disclosure requirements are included in note 18, Revenue. Results for reporting periods beginning on or after January 1, 2018, are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our previous accounting under ASC Topic 605.

On January 1, 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. ASU 2017-07 improves the presentation of net periodic pension and post-retirement benefit costs. We retrospectively adopted the presentation requirement that the service cost component of pension and post-retirement benefit costs be reported within income from operations. The other components of net benefit cost (interest costs, expected return on assets, amortization of prior service costs, settlement charges and other costs) have been reclassified from cost of sales and selling, general and administrative expenses to other income (expense). On a prospective basis, only the service cost component will be capitalized in inventory or property, plant and equipment, when applicable. The effect of the retrospective presentation change related to the net periodic pension and non-pension benefit costs (credits) on our Consolidated Statement of Operations was as follows:

	Year ended December 31, 2017
(dollars in thousands)	Previously Reported	Reclassification	As Revised
Cost of sales	$634,185	$(3,070)	$631,115
Selling, general and administrative expenses	124,926	1,279	126,205
Other income (expense)	(3,515)	(1,791)	(5,306)

On January 1, 2018, we early adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amended the hedge accounting rules to simplify the application of hedge accounting guidance and better portray the economic results of risk management activities in the financial statements. As of January 1, 2018, we recorded a $0.3 million reduction to our retained deficit and an increase in accumulated other comprehensive loss related to our natural gas swap contracts in Mexico that were previously not designated as hedging instruments. On a prospective basis, the change in fair value of these derivatives will be recognized in other comprehensive income (loss) rather than other income (expense) within the Consolidated Statement of Operations. Results and disclosures for reporting periods beginning on or after January 1, 2018, are presented under the new guidance within ASU 2017-12, while prior period amounts and disclosures are not adjusted and continue to be reported in accordance with our previous accounting. See note 12, Derivatives, for further details and disclosures.

On December 31, 2018, we early adopted ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This update modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 removes disclosures that are no longer deemed cost beneficial and adds the following disclosure requirements: 1) weighted-average interest crediting rates for cash balance plans; and 2) an explanation of the reasons for significant gains/losses related to changes in the benefit obligation during the period. The update also clarifies the requirements when entities aggregate disclosures for two or more plans. The new disclosure requirements were applied on a retrospective basis and are included in note 8, Pension, and note 9, Non-pension Post-retirement Benefits.

On December 31, 2018, we early adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows an optional reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the

Tax Cuts and Jobs Act. Consequently, the stranded tax effects resulting from the Tax Cuts and Jobs Act will be eliminated, resulting in the reporting of more useful information to financial statement users. ASU 2018-02 relates to only the reclassification of the income tax effects of the Tax Cuts and Jobs Act. The underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We elected not to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act. The adoption did not have an impact on our Consolidated Financial Statements.

New Accounting Standards - Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet right-of-use assets and corresponding liabilities for leases with lease terms of more than 12 months. Leases will be classified as either finance or operating leases, with classification affecting the pattern of expense recognition in the income statement. The new guidance also clarifies the definition of a lease and disclosure requirements. ASU 2016-02 is effective for us in the first quarter of 2019. ASU 2016-02 requires lessees and lessors to apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach does not require any transition accounting for leases that expired before the earliest comparative period presented. In the third quarter of 2018, the FASB approved an optional transition method permitting an entity to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in the financial statements. Since this optional adoption method eases the transition burden, we plan to elect it and record a cumulative effect adjustment as of January 1, 2019, without restatement of the previously reported comparative periods. We anticipate recording additional assets and liabilities on the balance sheet similar to the amount of the total present value of our future undiscounted minimum operating lease payments as shown in note 15 of these Consolidated Financial Statements. Additionally, the adoption of this ASU is not expected to have a material impact on our consolidated results of operations or cash flows. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits us to carry forward our prior conclusions for lease identification and lease classification on existing contracts. We also made an accounting policy election to keep short-term leases off of the balance sheet for all classes of underlying assets. We continue to evaluate the related disclosures in the new lease guidance. We utilized a comprehensive approach to review our lease portfolio, selected a system for managing our leases, completed system implementation, updated our internal controls and conducted training on our new process.

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

3.	Balance Sheet Details
The following table provides detail of selected balance sheet items:

December 31, (dollars in thousands)	2018	2017
Accounts receivable:
Trade receivables	$82,521	$88,786
Other receivables	1,456	1,211
Total accounts receivable, less allowances of $8,538 and $9,051	$83,977	$89,997

Inventories:
Finished goods	$175,074	$170,774
Work in process	1,363	1,485
Raw materials	4,026	3,906
Repair parts	10,116	10,240
Operating supplies	1,524	1,481
Total inventories, less loss provisions of $9,453 and $10,308	$192,103	$187,886

Accrued liabilities:
Accrued incentives	$19,359	$19,728
Other accrued liabilities	24,369	24,192
Total accrued liabilities	$43,728	$43,920

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	2018	2017
Beginning balance	$14,565	$15,225
Amortization	(1,049)	(1,073)
Foreign currency impact	(131)	413
Ending balance	$13,385	$14,565

Purchased intangible assets are composed of the following:

December 31, (dollars in thousands)	2018	2017
Indefinite life intangible assets	$12,035	$12,120
Definite life intangible assets, net of accumulated amortization of $20,006 and $19,093	1,350	2,445
Total	$13,385	$14,565

Amortization expense for definite life intangible assets was $1.0 million and $1.1 million for years 2018 and 2017, respectively.

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our measurement date for impairment testing is October 1st of each year. When performing our test for impairment of individual indefinite life intangible assets, we use a relief from royalty method to determine the fair market value that is compared to the carrying value of the indefinite life intangible asset. The inputs used for this analysis are considered Level 3 inputs in the fair value hierarchy. See note 14 for further discussion of the fair value hierarchy. Our October 1st review for 2018 and 2017 did not indicate impairment of our indefinite life intangible assets.

The remaining definite life intangible assets at December 31, 2018 consist of customer relationships that are amortized over a period ranging from 13 to 20 years. The weighted average remaining life on the definite life intangible assets is 4.3 years at December 31, 2018.

Future estimated amortization expense of definite life intangible assets is as follows (dollars in thousands):

2019	2020	2021	2022	2023
$564	$157	$157	$157	$157

Goodwill

Changes in goodwill balances are as follows:

	2018			2017
(dollars in thousands)	U.S. & Canada	Latin America	Total	U.S. & Canada	Latin America	Total
Beginning balance:
Goodwill	$43,872	$125,681	$169,553	$43,872	$125,681	$169,553
Accumulated impairment losses	(5,441)	(79,700)	(85,141)	(5,441)	—	(5,441)
Net beginning balance	38,431	45,981	84,412	38,431	125,681	164,112
Impairment	—	—	—	—	(79,700)	(79,700)
Ending balance:
Goodwill	43,872	125,681	169,553	43,872	125,681	169,553
Accumulated impairment losses	(5,441)	(79,700)	(85,141)	(5,441)	(79,700)	(85,141)
Net ending balance	$38,431	$45,981	$84,412	$38,431	$45,981	$84,412

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

The results of our October 1, 2018 annual impairment test indicated the estimated fair values of all reporting units that have goodwill were in excess of their carrying values, with the Mexico reporting unit's excess fair value exceeding carrying value by approximately 15 percent. The reporting unit within the U.S. and Canada reporting segment, which consists of two aggregated components, had an estimated fair value over carrying value of greater than 50 percent.

As part of our on-going assessment of goodwill at September 30, 2017, we noted that third quarter 2017 sales, profitability and cash flow of our Mexico reporting unit (within the Latin America reporting segment) significantly underperformed in comparison to the forecast, and expectations for the fourth quarter of 2017 were lowered as well. These factors, as well as continuing competitive pressures, long-term weakness of the Mexican peso relative to the U.S. dollar, and an increase in the discount rate of 70 basis points from December 31, 2016 to September 30, 2017, contributed to increased pressure on the outlook of the reporting unit. As a result, we determined a triggering event had occurred for our Mexico reporting unit. Accordingly, an interim impairment test was performed, indicating that the carrying value exceeded its fair value, and in accordance with the early adoption of ASU 2017-04, we recorded a non-cash impairment charge of $79.7 million during the third quarter of 2017.

As the impairment assessment performed at September 30, 2017 resulted in the fair value of the Mexico reporting unit equaling its carrying value, there was no further impairment as of October 1, 2017. The results of our review performed as of October 1, 2017 also did not indicate an impairment for our other reporting unit with goodwill.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31, (dollars in thousands)	2018	2017
Land	$20,374	$20,859
Buildings	109,470	107,659
Machinery and equipment	531,838	505,978
Furniture and fixtures	15,668	15,391
Software	25,218	24,464
Construction in progress	24,945	12,933
Gross property, plant and equipment	727,513	687,284
Less accumulated depreciation	462,553	421,609
Net property, plant and equipment	$264,960	$265,675

Depreciation expense was $43.2 million and $44.4 million for the years 2018 and 2017, respectively.

6.	Borrowings

Borrowings consist of the following:

December 31, (dollars in thousands)	Interest Rate		Maturity Date	2018	2017
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$19,868	$—
Term Loan B	floating	(3)	April 9, 2021	380,200	384,600
AICEP Loan	0.00%		July 30, 2018	—	3,085
Total borrowings				400,068	387,685
Less — unamortized discount and finance fees				2,368	3,295
Total borrowings — net				397,700	384,390
Less — long term debt due within one year				4,400	7,485
Total long-term portion of borrowings — net				$393,300	$376,905
___________________________
(1) Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.
(2) The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 1.94 percent at December 31, 2018.
(3) See interest rate swaps under "Term Loan B" below and note 12.
Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2019	2020	2021	2022	2023	Thereafter
$4,400	$4,400	$391,268	$—	$—	$—

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
Swingline borrowings are limited to $10.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $5.0 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility, subject to a LIBOR floor of 0.0 percent. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.50 percent and 1.50 percent, respectively, at December 31, 2018. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at December 31, 2018. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. At December 31, 2018, Libbey Glass and Libbey Europe had outstanding borrowings under the ABL Facility of $3.5 million and $16.4 million, respectively. There were no Libbey Glass or Libbey Europe borrowings under the facility at December 31, 2017. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the ABL facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

At December 31, 2018, the available borrowing base under the ABL Facility was offset by a $0.5 million rent reserve. The ABL Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, are applied against the $100.0 million limit. At December 31, 2018, $8.0 million in letters of credit were outstanding. Remaining unused availability under the ABL Facility was $71.6 million at December 31, 2018, compared to $91.9 million under the ABL Facility at December 31, 2017.

Term Loan B
On April 9, 2014, Libbey Glass consummated its $440.0 million Senior Secured Term Loan B of Libbey Glass due 2021 (Term Loan B). The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR floor of 0.75 percent. The interest rate was 5.39 percent per year at December 31, 2018 and 4.43 percent at December 31, 2017, and will mature on April 9, 2021. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

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

On April 1, 2015 and September 24, 2018, we executed interest rate swaps on our Term Loan B as part of our risk management strategy to mitigate the risks involved with fluctuating interest rates. The interest rate swaps effectively convert a portion of our Term Loan B debt from a variable interest rate to a fixed interest rate, thus reducing the impact of interest rate changes on future income. See note 12 for further discussion on the interest rate swaps.
AICEP Loan
From time to time since July 2012, Libbey Portugal has entered into loan agreements with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. This loan was fully repaid in July 2018, and the interest rate was 0.0 percent.
Notes Payable
We have an overdraft line of credit for a maximum of €0.8 million. At December 31, 2018 and 2017, there were no borrowings under the facility, which had an interest rate of 1.50 percent. Interest with respect to the note is paid monthly.

7.	Income Taxes

The provisions for income taxes were calculated based on the following components of income (loss) before income taxes:

Year ended December 31, (dollars in thousands)	2018	2017
United States	$(12,682)	$(65,224)
Non-U.S.	14,979	(12,346)
Total income (loss) before income taxes	$2,297	$(77,570)

The current and deferred provisions (benefit) for income taxes were:

Year ended December 31, (dollars in thousands)	2018	2017
Current:
U.S. federal	$1,945	$(183)
Non-U.S.	6,780	4,517
U.S. state and local	694	834
Total current income tax provision	9,419	5,168

Deferred:
U.S. federal	687	9,950
Non-U.S.	310	1,190
U.S. state and local	(163)	(510)
Total deferred income tax provision	834	10,630

Total:
U.S. federal	2,632	9,767
Non-U.S.	7,090	5,707
U.S. state and local	531	324
Total income tax provision	$10,253	$15,798

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside of the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $14.6 million and $11.4 million as of December 31, 2018 and 2017, respectively. The amount of unrecognized deferred income tax liability on this temporary difference is $3.0 million and $2.4 million as of December 31, 2018 and 2017, respectively.

Reconciliation from the statutory U.S. federal income tax rate to the consolidated effective income tax rate was as follows:

Year ended December 31,	2018	2017
Statutory U.S. federal income tax rate	21.0%	35.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	19.9	1.2
U.S. state and local income taxes, net of related U.S. federal income taxes	22.6	0.1
U.S. federal credits	(9.8)	0.3
Permanent adjustments	27.7	0.6
Foreign withholding taxes	75.9	(2.0)
Valuation allowances	143.5	(4.4)
Unrecognized tax benefits	48.4	(3.9)
Impact of foreign exchange	71.6	(1.6)
Impact of legislative changes	—	(8.7)
Goodwill impairment	—	(36.0)
Other	25.6	(1.0)
Consolidated effective income tax rate	446.4%	(20.4)%

Deferred income tax assets and liabilities: Deferred income tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and from income tax carryovers and credits. The significant components of our deferred income tax assets and liabilities are as follows:

December 31, (dollars in thousands)	2018		2017
Deferred income tax assets:
Pension	$9,722		$8,108
Non-pension post-retirement benefits	11,712		13,385
Other accrued liabilities	16,477		13,213
Receivables	1,994		2,118
Net operating loss and charitable contribution carryforwards	14,143	(a)	16,599
Tax credits	13,373	(b)	13,288
Total deferred income tax assets	67,421	(c)	66,711
Valuation allowances	(22,068)		(19,076)
Net deferred income tax assets	45,353		47,635

Deferred income tax liabilities:
Property, plant and equipment	15,332		18,246
Inventories	1,699		1,639
Intangibles and other	4,987		4,708
Total deferred income tax liabilities	22,018		24,593
Net deferred income tax asset	$23,335		$23,042
___________________________

(a)	At December 31, 2018, U.S. operating loss carryforwards of $3.9 million expire between 2019 and 2038, and non-U.S. operating loss carryforwards of $10.2 million expire between 2021 and 2027.

(b)	At December 31, 2018, U.S. general business credit carryforwards of $3.0 million expire between 2024 and 2038. U.S. AMT credits of $1.3 million and the foreign credits of $9.0 million do not expire.

(c)	In order to fully realize our U.S. deferred tax assets as of December 31, 2018, the Company needs to generate approximately $151.9 million of future taxable income.

Valuation Allowances: We currently have a valuation allowance in place on our deferred income tax assets in the Netherlands. We intend to maintain this allowance until a period of sustainable income is achieved and management concludes it is more likely than not that those deferred income tax assets will be realized.

A valuation allowance has been recorded against the deferred tax asset related to the limitation on the U.S. deduction for interest expense. Management concluded that it is not more likely than not that the disallowed interest expense for 2018 can be utilized in future years, due to IRS guidance that was issued in the fourth quarter of 2018. In addition, partial valuation allowances have been recorded against state operating loss carryforwards.

Uncertain Tax Positions: The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, one of our Mexican subsidiaries received a tax assessment from the Mexican tax authority (SAT) related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time.

A reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in thousands)	2018	2017
Beginning balance	$5,007	$3,521
Additions based on tax positions related to the current year	438	435
Additions for tax positions of prior years	9	1,735
Reductions for tax positions of prior years	(1,698)	(468)
Changes due to lapse of statute of limitations	513	279
Reductions due to settlements with tax authorities	(57)	(495)
Ending balance	$4,212	$5,007

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. Other disclosures relating to unrecognized tax benefits are as follows:

December 31, (dollars in thousands)	2018	2017
Amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$5,283	$4,107
Interest, net of tax benefit, accrued in the Consolidated Balance Sheets	$1,027	$572
Penalties, accrued in the Consolidated Balance Sheets	$43	$38
Interest expense recognized in the Consolidated Statements of Operations	$523	$506
Penalties expense (benefit) recognized in the Consolidated Statements of Operations	$5	$(67)

Based upon the outcome of tax examinations, judicial proceedings, other settlements with taxing jurisdictions, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. It is also reasonably possible that gross unrecognized tax benefits may decrease within the next twelve months by approximately $4.1 million due to settlements with tax authorities.

Other Matters: We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2018, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years
Canada	2015	–	2018
China	2008	–	2018
Mexico (excluding 2011 which is closed)	2010	–	2018
Netherlands	2016	–	2018
Portugal	2008	–	2018
United States (excluding 2013 which is closed)	2011	–	2018

United States Tax Reform: The Tax Cuts and Jobs Act (the Act), signed into law on December 22, 2017, changed many aspects of the U.S. tax code, by reducing the corporate income tax rate from 35 percent to 21 percent, shifting to a territorial tax system with a related one-time transition tax on accumulated, unremitted earnings of foreign subsidiaries, limiting interest deductions, allowing the current expensing of certain capital expenditures, and numerous other changes that applied prospectively beginning in 2018. We recorded a charge of $6.7 million in the fourth quarter of 2017, principally related to re-measurement of the net U.S. deferred income tax assets at the 21 percent tax rate. We applied the guidance in SAB 118 when accounting for the enactment date effects of the Act in 2017 and throughout 2018. As of December 31, 2018, we completed our accounting for all the enactment date income tax effects of the Act. There were no material revisions to the taxes recorded at December 31, 2017.

The Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign entities. The FASB Staff Q&A Topic 740, No. 5 "Accounting for Global Low-Taxed Income", states that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax expense is incurred as a period expense. We have elected to account for GILTI as a period expense when incurred.

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

Effect on Operations
The components of our net pension expense, including the SERP, are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2018	2017	2018	2017	2018	2017
Service cost (benefits earned during the period)	$4,009	$3,916	$1,142	$1,085	$5,151	$5,001
Interest cost on projected benefit obligation	12,615	13,787	2,984	2,749	15,599	16,536
Expected return on plan assets	(22,658)	(22,479)	—	—	(22,658)	(22,479)
Amortization of unrecognized:
Prior service cost (credit)	1	236	(201)	(204)	(200)	32
Actuarial loss	6,472	5,232	622	594	7,094	5,826
Settlement charge	—	245	92	—	92	245
Pension expense	$439	$937	$4,639	$4,224	$5,078	$5,161

In 2018 and 2017, the pension settlement charges were triggered by excess lump sum distributions taken by employees, which required us to record unrecognized gains and losses in our pension plan accounts. The non-service cost components of pension expense are included in other income (expense) on the Consolidated Statements of Operations. See note 16 for additional information.

Actuarial Assumptions
The assumptions used to determine net periodic pension expense for each year and the benefit obligations at December 31st were as follows:

	U.S. Plans						Non-U.S. Plans
	2018			2017			2018	2017
Net periodic pension expense:
Discount rate	3.64%	to	3.69%	4.18%	to	4.23%	9.40%	9.30%
Expected long-term rate of return on plan assets	7.00%			7.00%			Not applicable	Not applicable
Rate of compensation increase	Not applicable			Not applicable			4.30%	4.30%
Cash balance interest crediting rate	5.50%			5.50%			Not applicable	Not applicable
Benefit obligations:
Discount rate	4.31%	to	4.33%	3.64%	to	3.69%	10.60%	9.40%
Rate of compensation increase	Not applicable			Not applicable			4.30%	4.30%
Cash balance interest crediting rate	5.50%			5.50%			Not applicable	Not applicable

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

To determine the expected long-term rate of return on plan assets for our funded plans, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2018, the expected long-term rate of return on plan assets is 6.50 percent, which will be used to measure the earnings effects for 2019.

The cash balance interest crediting rate, which applies only to the U.S. Salaried Plan, enables us to calculate the benefit obligation through projecting future interest credits on cash balance accounts between the measurement date and a participant’s assumed retirement date. The rate adjusts annually and is the 30-year Treasury rate in effect as of October in the preceding plan year, subject to a minimum of 5 percent. A lower cash balance interest crediting rate assumption decreases the benefit obligation and decreases pension expense.

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

For our U.S. pension plans, we use the RP 2014 Sex Distinct Mortality Tables, as released by the Society of Actuaries, to determine our projected benefit obligations. Beginning annually in 2015, the Society of Actuaries has published new generational projection scales reflecting additional years of mortality experience, and we have adopted these updates in each respective year.

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2018	2017	2018	2017	2018	2017
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$354,053	$336,648	$31,967	$28,161	$386,020	$364,809
Service cost	4,009	3,916	1,142	1,085	5,151	5,001
Interest cost	12,615	13,787	2,984	2,749	15,599	16,536
Exchange rate fluctuations	—	—	138	1,214	138	1,214
Actuarial (gain) loss	(28,481)	22,991	(3,056)	1,409	(31,537)	24,400
Settlements paid	—	(281)	—	—	—	(281)
Benefits paid	(19,602)	(23,008)	(3,197)	(2,651)	(22,799)	(25,659)
Projected benefit obligation, end of year	$322,594	$354,053	$29,978	$31,967	$352,572	$386,020

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$343,219	$318,414	$—	$—	$343,219	$318,414
Actual return on plan assets	(19,533)	47,595	—	—	(19,533)	47,595
Employer contributions	—	499	3,197	2,651	3,197	3,150
Settlements paid	—	(281)	—	—	—	(281)
Benefits paid	(19,602)	(23,008)	(3,197)	(2,651)	(22,799)	(25,659)
Fair value of plan assets, end of year	$304,084	$343,219	$—	$—	$304,084	$343,219

Funded ratio	94.3%	96.9%	—%	—%	86.2%	88.9%
Funded status and net accrued pension benefit cost	$(18,510)	$(10,834)	$(29,978)	$(31,967)	$(48,488)	$(42,801)

The U.S. defined benefit pension plans experienced actuarial (gains) losses of $(28.5) million and $23.0 million for the years ended December 31, 2018 and 2017, respectively, primarily driven by assumption changes in the discount rate used to determine the benefit obligations.

The non-U.S. defined benefit pension plans experienced actuarial (gains) losses of $(3.1) million and $1.4 million for the years ended December 31, 2018 and 2017, respectively, primarily driven by assumption changes in the discount rate and demographic experience used to determine the benefit obligations.

The current portion of the pension liability reflects the amount of expected benefit payments that are greater than the plan assets on a plan-by-plan basis. The net accrued pension benefit liability at December 31st represents underfunded (including unfunded) pension benefits, and is included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2018	2017
Pension asset	$—	$2,939
Pension liability (current portion)	(3,282)	(2,185)
Pension liability	(45,206)	(43,555)
Net accrued pension liability	$(48,488)	$(42,801)

The cumulative pretax amounts recognized in accumulated other comprehensive loss (AOCI) as of December 31 are as follows:

December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2018	2017	2018	2017	2018	2017
Net actuarial loss	$105,468	$98,228	$8,732	$12,378	$114,200	$110,606
Prior service cost (credit)	—	1	(2,447)	(2,636)	(2,447)	(2,635)
Total cost in AOCI	$105,468	$98,229	$6,285	$9,742	$111,753	$107,971

Estimated contributions for 2019, as well as, contributions made in 2018 and 2017 to the pension plans are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Estimated contributions in 2019	$138	$3,310	$3,448
Contributions made in 2018	$—	$3,197	$3,197
Contributions made in 2017	$499	$2,651	$3,150

It is difficult to estimate future cash contributions to the pension plans, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. It is possible that greater cash contributions may be required in 2019 than the amounts in the above table. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently do not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2019	$19,836	$3,310	$23,146
2020	$20,046	$2,220	$22,266
2021	$20,211	$2,536	$22,747
2022	$20,465	$2,549	$23,014
2023	$20,750	$2,540	$23,290
2024-2028	$103,988	$14,431	$118,419

Projected and Accumulated Benefit Obligations in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected and accumulated benefit obligation in excess of plan assets at December 31, 2018 and 2017 were as follows:

December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2018	2017	2018	2017	2018	2017
Projected benefit obligation	$322,594	$268,887	$29,978	$31,967	$352,572	$300,854
Accumulated benefit obligation	$322,594	$268,887	$26,717	$27,055	$349,311	$295,942
Fair value of plan assets	$304,084	$255,115	$—	$—	$304,084	$255,115

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

Our investment valuation policy is to state the investments at fair value. Primarily all investments are valued at their respective net asset value (NAV) as a practical expedient and calculated by the Trustee. The real estate, equity securities and fixed income investments are held in a Group Trust which is valued at the unit prices established by the Trustee and are valued using NAV as a practical expedient. Underlying equity securities (including large and small cap domestic and international equities), for which market quotations are readily available, are valued at the last reported readily available sales price on their principal exchange on the valuation date or official close for certain markets. Fixed income investments are valued on a basis of valuations furnished by a trustee-approved pricing service, which determines valuations for normal institutional-size trading units of such securities which are generally recognized at fair value as determined in good faith by the Trustee. The fair value of investments in real estate funds is based on valuation of the fund as determined by periodic appraisals of the underlying investments owned by the respective fund. Investments in registered investment companies are valued at quoted market prices. Collective pooled funds, if any, are recorded using NAV practical expedients. Short-term investments are valued at their respective NAV and have no redemption restrictions. The hedge fund investments using NAV as a practical expedient are valued by using estimated month-end NAV and performance numbers provided by the fund administrator. The Plan is required to provide a month’s advance written notice to liquidate its entire share in the Group Trust. Certain investments in the hedge funds can only be liquidated on either a quarterly or semi-annual basis, require advance notification and are subject to audit holdback provisions.

Investments measured at NAV as a practical expedient for fair value have been excluded from the fair value hierarchy, in accordance with U.S. GAAP. The table below presents our U.S. pension plan assets at fair value.

December 31, (dollars in thousands)	Measured at NAV as a practical expedient		Target Allocation
	2018	2017	2019
Short-term investments	$9,796	$8,061	3%
Real estate	6,198	16,390	2%
Equity securities	108,952	156,434	40%
Debt securities	146,080	125,671	45%
Hedge funds	33,058	36,663	10%
Total	$304,084	$343,219	100%

Other Retirement Plans

We sponsor the Libbey Inc. Salary and Hourly 401(k) plans (the Plans) to provide retirement benefits for our U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plans provide for tax-deferred wage contributions for eligible employees. For the Salary Plan, we match 100 percent on the first 6 percent of pretax contributions from eligible earnings on a per pay basis. For the Hourly Plan, we match 50 percent of the first 6 percent of pretax contributions from eligible earnings on a per pay basis. All matching contributions are invested according to the employees' deferral elections and vest immediately. Our matching contributions to all U.S. Plans totaled $3.8 million and $3.6 million in 2018 and 2017, respectively.

Libbey Holland makes cash contributions to the Pensioenfonds voor de Grafische Bedrijven (“PGB”), an industry wide pension fund, as participating employees earn pension benefits. These related costs are expensed as incurred and amounted to $2.0 million and $1.9 million in 2018 and 2017, respectively.

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

Effect on Operations

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2018	2017	2018	2017	2018	2017
Service cost	$604	$631	$1	$1	$605	$632
Interest cost on projected benefit obligation	1,822	2,104	38	44	1,860	2,148
Amortization of unrecognized:
Prior service credit	(282)	(201)	—	—	(282)	(201)
Actuarial gain	(209)	(257)	(64)	(59)	(273)	(316)
Non-pension post-retirement benefit expense (income)	$1,935	$2,277	$(25)	$(14)	$1,910	$2,263

The non-service cost components of benefit expense above are included in other income (expense) on the Consolidated Statements of Operations. See note 16 for additional information.

Actuarial Assumptions

The significant assumptions used for each year and at December 31st were as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Net periodic benefit expense
Discount rate	3.60%	4.05%	3.26%	3.48%
Non-pension post-retirement benefit obligation
Discount rate	4.27%	3.60%	3.52%	3.26%
Weighted average assumed healthcare cost trend rates
Healthcare cost trend rate assumed for next year	6.25%	6.50%	6.25%	6.50%
Ultimate healthcare trend rate	5.00%	5.00%	5.00%	5.00%
Year the ultimate healthcare trend rate is reached	2024	2024	2024	2024

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

Accumulated Post-retirement Benefit Obligation
The components of our non-pension, post-retirement, benefit obligation are as follows:

Year ended December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2018	2017	2018	2017	2018	2017
Change in accumulated non-pension post-retirement benefit obligation:
Benefit obligation, beginning of year	$52,648	$58,921	$1,295	$1,344	$53,943	$60,265
Service cost	604	631	1	1	605	632
Interest cost	1,822	2,104	38	44	1,860	2,148
Plan participants' contributions	512	525	—	—	512	525
Actuarial gain	(5,305)	(5,483)	(106)	(108)	(5,411)	(5,591)
Exchange rate fluctuations	—	—	(96)	90	(96)	90
Benefits paid	(4,382)	(4,050)	(65)	(76)	(4,447)	(4,126)
Benefit obligation, end of year	$45,899	$52,648	$1,067	$1,295	$46,966	$53,943

Funded status and accrued benefit cost	$(45,899)	$(52,648)	$(1,067)	$(1,295)	$(46,966)	$(53,943)

The U.S. non-pension, post-retirement, benefit plans experienced actuarial gains of $5.3 million in 2018 primarily due to lower than expected healthcare costs and the updated discount rate. Actuarial gains in the U.S. of $5.5 million in 2017 were primarily driven by assumption changes related to lower than expected healthcare costs and demographic gains, partially offset by losses from the updated discount rate.

The total accrued non-pension, post-retirement, benefits liability at December 31st represents unfunded post-retirement benefits and is included in the Consolidated Balance Sheets as follows:

December 31, (dollars in thousands)	2018	2017
Non-pension post-retirement benefits (current portion)	$3,951	$4,185
Non-pension post-retirement benefits	43,015	49,758
Total non-pension post-retirement benefits liability	$46,966	$53,943

The cumulative pretax amounts recognized in AOCI as of December 31 are as follows:

December 31, (dollars in thousands)	U.S. Plans		Non-U.S. Plans		Total
	2018	2017	2018	2017	2018	2017
Net actuarial gain	$(5,176)	$(80)	$(806)	$(832)	$(5,982)	$(912)
Prior service credit	(980)	(1,262)	—	—	(980)	(1,262)
Total credit in AOCI	$(6,156)	$(1,342)	$(806)	$(832)	$(6,962)	$(2,174)

Non-pension, post-retirement, benefit payments, net of estimated future Medicare Part D subsidy payments and future retiree contributions, are anticipated to be paid as follows:

Fiscal Year (dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2019	$3,888	$146	$4,034
2020	$3,879	$141	$4,020
2021	$3,761	$130	$3,891
2022	$3,746	$120	$3,866
2023	$3,593	$108	$3,701
2024-2028	$15,739	$254	$15,993

10.	Net Loss per Share of Common Stock
The following table sets forth the computation of basic and diluted loss per share:

Year ended December 31, (dollars in thousands, except earnings per share)	2018	2017
Numerator for loss per share:
Net loss that is available to common shareholders	$(7,956)	$(93,368)

Denominator for basic loss per share:
Weighted average shares outstanding	22,180,102	22,030,672

Denominator for diluted loss per share:
Effect of stock options and restricted stock units	—	—
Adjusted weighted average shares and assumed conversions	22,180,102	22,030,672

Basic loss per share	$(0.36)	$(4.24)

Diluted loss per share	$(0.36)	$(4.24)

Anti-dilutive shares excluded from computation of diluted loss per share	1,285,307	1,075,175

When applicable, diluted shares outstanding is calculated using the weighted-average number of common shares outstanding plus the dilutive effects of equity-based compensation outstanding during the period using the treasury stock method.

11.	Employee Stock Benefit Plans

We have two equity participation plans, the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan and the Libbey Inc. 2016 Omnibus Incentive Plan, which we refer to as the Omnibus Plans. Up to a total of 2,960,000 and 1,200,000 shares of Libbey Inc. common stock are authorized for issuance as equity-based compensation under the 2006 and 2016 Omnibus Plans, respectively. Under the Omnibus Plans, grants of equity-based compensation may take the form of stock, stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units (RSUs) or other stock-based awards. Employees and directors are eligible for awards under these plans. The vesting period of stock options and RSUs is generally four years with one quarter of the award vesting each year. We grant non-employee members of our Board of Directors shares of stock that vest immediately. Awards are subject to alternate vesting plans for death, disability, retirement eligibility and involuntary termination. All grants of equity-based compensation are amortized using a ratable straight-line method over the vesting period and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Shares of common stock to be issued under the plans are made available through authorized and unissued Libbey common stock. As of December 31, 2018, shares available to be issued under the 2006 and 2016 Omnibus Incentive Plans were 784,139 and 184,093, respectively. In addition, we have a limited number of outstanding stock appreciation rights and cash-settled RSUs that are immaterial and will be settled in cash.

The Black-Scholes option-pricing model is used to estimate the grant-date fair value for stock options. The exercise price of each stock option equals the closing market price of our common stock on the date of grant. The maximum term is ten years. Grant-date fair value for RSUs is measured based on the closing market price of the stock at date of grant less the present value of expected dividends over the vesting period, as dividends are not payable on unvested RSUs.

The following table summarizes award activity for the current fiscal year:

	Stock Options		Stock and RSUs
	Shares	Weighted-average Exercise Price (per share)	Shares / Units	Weighted-average Grant Date Fair Value (per share)
Outstanding balance at December 31, 2017	762,550	$16.91	354,204	$15.30
Granted	—		596,688	$5.50
Exercised or vested	(5,300)	$1.01	(200,612)	$13.04
Forfeited or expired	(166,678)	$17.74	(57,351)	$13.53
Outstanding balance at December 31, 2018	590,572	$16.82	692,929	$7.66
Exercisable at December 31, 2018	344,233	$18.94

Since all stock options are under water at December 31, 2018, there is no intrinsic value for stock options outstanding or exercisable. At December 31, 2018, the weighted-average remaining contractual life for stock options outstanding and stock options exercisable is 6.6 years and 5.6 years, respectively. The intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price.

As of December 31, 2018, unrecognized compensation expense related to nonvested stock options and nonvested RSUs is $0.1 million and $1.8 million, respectively, which is expected to be recognized over the weighted average period of 1.3 years for stock options and 1.7 years for RSUs.

The following table summarizes award expensing and fair value information for the periods presented:

Year ended December 31, (dollars in thousands, except grant date fair values and assumptions)	2018	2017
Total stock compensation expense	$2,827	$3,460
Total fair value of stock, stock options and RSUs vested	$3,371	$2,643
Weighted average grant date fair value of stock options granted	Not applicable	$3.00
Weighted average grant date fair value of stock and RSUs granted	$5.50	$10.38
Intrinsic value of stock options exercised	$38	$17
Intrinsic value of stock and RSUs vested	$1,230	$1,918

Weighted-average assumptions for stock option grants:
Risk-free interest	Not applicable	2.07%
Expected term	Not applicable	5.8 years
Expected volatility	Not applicable	38.54%
Dividend yield	Not applicable	4.32%

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life. The expected term represents the period of time the stock options are expected to be outstanding. We use the actual historical exercise activity for determining the expected term. Expected volatility is calculated based on Libbey's daily stock closing prices for a period equal to the expected life of the award. The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

12.	Derivatives

We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt and commodity price risks associated with forecasted future natural gas requirements. These derivatives, except for the natural gas contracts used in our Mexican manufacturing facilities prior to 2018, qualify for hedge accounting since the hedges are highly effective, and we have designated and documented contemporaneously the hedging relationships involving these derivative instruments. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective or if we do not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Our contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce our exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is our policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.

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

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and interest rate swaps as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of December 31, 2018, by Standard and Poor’s.

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

December 31, (dollars in thousands)		Fair Value of Derivative Assets
	Balance Sheet Location	2018	2017
Cash flow hedges:
Interest rate swaps	Prepaid and other current assets	$1,425	$—
Interest rate swaps	Other assets	—	646
Natural gas contracts	Prepaid and other current assets	226	—
Natural gas contracts	Other assets	39	—
Total designated		1,690	646
Derivatives not designated as hedging instruments:
Total undesignated		—	—
Total derivative assets		$1,690	$646

December 31, (dollars in thousands)		Fair Value of Derivative Liabilities
	Balance Sheet Location	2018	2017
Cash flow hedges:
Interest rate swaps	Accrued liabilities	$—	$213
Interest rate swaps	Other long-term liabilities	5,713	—
Natural gas contracts	Accrued liabilities	—	220
Natural gas contracts	Other long-term liabilities	—	7
Total designated		5,713	440
Derivatives not designated as hedging instruments:
Natural gas contracts	Accrued liabilities	—	264
Natural gas contracts	Other long-term liabilities	—	12
Total undesignated		—	276
Total derivative liabilities		$5,713	$716

The following table presents cash settlements (paid) received related to the below derivatives:

Year ended December 31, (dollars in thousands)	2018	2017
Natural gas contracts	$426	$(47)
Interest rate swaps	159	(1,836)
Total	$585	$(1,883)

The following table provides a summary of the impacts of derivative gain (loss) on the Consolidated Statements of Operations and other comprehensive income (OCI):

Year ended December 31, (dollars in thousands)	Location	2018	2017
Cash flow hedges:
Effective portion of derivative gain (loss) recognized in OCI:
Natural gas contracts	OCI	$1,194	$(1,019)
Interest rate swaps	OCI	(4,436)	733
Total		$(3,242)	$(286)

Effective portion of derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$426	$(45)
Interest rate swaps	Interest expense	285	(1,735)
Total		$711	$(1,780)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in current earnings:
Natural gas contracts	Other income (expense)	—	(1,036)
Total		$—	$(1,036)

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

The following table presents the notional amount of our natural gas derivatives on the Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	December 31, 2018	December 31, 2017
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	3,150,000	2,480,000

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

Based on our current valuation, we estimate that accumulated gains for natural gas currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.2 million of gain to our Consolidated Statements of Operations.

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

Our interest rate swaps qualify and are designated as cash flow hedges at December 31, 2018, and are accounted for under FASB ASC 815 "Derivatives and Hedging". Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). Based on our current valuation, we estimate that $1.4 million will be reclassified into earnings over the next twelve months, resulting in a reduction to interest expense in our Consolidated Statements of Operations.

13.	Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Total Accumulated Comprehensive Loss
Balance on December 31, 2016	$(27,828)	$(515)		$(96,854)		$(125,197)

Amounts recognized into AOCI	12,835	(286)		6,307		18,856
Currency impact	—	—		(152)		(152)
Amounts reclassified from AOCI	—	1,780	(1)	5,586	(2)	7,366
Tax effect	(1,190)	(628)		(4,227)		(6,045)
Other comprehensive income (loss), net of tax	11,645	866		7,514		20,025
Balance on December 31, 2017	(16,183)	351		(89,340)		(105,172)

Cumulative-effect adjustment for the adoption of ASU 2017-12	—	(275)		—		(275)

Amounts recognized into AOCI	(7,057)	(3,242)		(5,245)		(15,544)
Currency impact	—	—		(164)		(164)
Amounts reclassified from AOCI	—	(711)	(1)	6,431	(2)	5,720
Tax effect	—	1,011		19		1,030
Other comprehensive income (loss), net of tax	(7,057)	(2,942)		1,041		(8,958)
Balance on December 31, 2018	$(23,240)	$(2,866)		$(88,299)		$(114,405)
_________________________

(1)	We reclassified natural gas contracts through cost of sales and the interest rate swaps through interest expense on the Consolidated Statements of Operations. See note 12 for additional information.

(2)
We reclassified the net pension and non-pension post-retirement benefits amortization and settlement charges through other income (expense) on the Consolidated Statements of Operations. See notes 8 and 9 for additional information.

14.	Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability (dollars in thousands)	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$265	$—	$265	$—	$(503)	$—	$(503)
Interest rate swaps	—	(4,288)	—	(4,288)	—	433	—	433
Net derivative asset (liability)	$—	$(4,023)	$—	$(4,023)	$—	$(70)	$—	$(70)

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

Financial instruments carried at cost on the Consolidated Balance Sheets, as well as the related fair values, are as follows:

		December 31, 2018		December 31, 2017
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$380,200	$362,141	$384,600	$370,178

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

15.	Operating Leases

Rental expense for all non-cancelable operating leases was $18.9 million and $17.0 million in 2018 and 2017, respectively.

Future minimum rentals under operating leases are as follows (dollars in thousands):

2019	2020	2021	2022	2023	2024 and thereafter
$15,407	$13,787	$10,339	$9,143	$8,551	$20,755

16.	Other Income (Expense)
Items included in other income (expense) in the Consolidated Statements of Operations are as follows:

Year ended December 31, (dollars in thousands)	2018	2017
Gain (loss) on currency transactions	$(1,454)	$(2,788)
(Loss) on mark-to-market natural gas contracts	—	(1,036)
Pension and non-pension benefits, excluding service cost	(1,232)	(1,791)
Other non-operating income (expense)	(78)	309
Other income (expense)	$(2,764)	$(5,306)

17.	Contingencies

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

In connection with the above proceedings relating to the Lower Ley Creek sub-site, an estimated environmental liability of $0.7 million and a recoverable amount of $0.4 million in other assets have been recorded in the Consolidated Balance Sheet at December 31, 2018. An estimated liability of $0.8 million and a recoverable amount of $0.4 million in other assets have been recorded in the Consolidated Balance Sheet at December 31, 2017. Immaterial amounts have been recorded in cost of sales in the Consolidated Statements of Operations during 2018 and 2017. Although we cannot predict the ultimate outcome of these proceedings, we believe that these environmental proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity.

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

To the extent that Syracuse China has a liability with respect to the Lower Ley Creek sub-site, including without limitation costs to fund the RD work, or with respect to the Upper Ley Creek sub-site, and to the extent the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. ("TPC York")) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claims for indemnification under the Asset Purchase Agreement. Such costs will be shared up to an aggregate cost of $7.5 million. Of this amount, the Company already has incurred $0.4 million and TPC York remains liable for up to an additional $2.9 million. TPC York already has reimbursed the Company for $1.3 million.

On November 12, 2018, we received notice from the BKK Working Group that Libbey Glass Inc. is a PRP with respect to waste disposal at a former landfill (the "BKK Landfill") in West Covina, California. The BKK Working Group consists of approximately 50 entities who are cooperating with the California Department of Toxic Substances Control to investigate and remediate the BKK Landfill. The BKK Working Group alleges that Libbey Glass Inc., along with over 500 other entities, disposed of manifested waste at the landfill between 1963 and 1984 and therefore may be liable for a portion of the costs incurred. As of the date of this disclosure, Libbey Glass Inc. has not been named a defendant in the related lawsuit. Accordingly, at this time we are evaluating our legal options and have not formed an opinion that an unfavorable outcome is either probable or remote or the range of any potential loss.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to note 7, Income Taxes, for a detailed discussion on tax contingencies.

18.	Revenue

Our primary source of revenue is the sale of glass tableware products manufactured within a Libbey facility as well as globally sourced tabletop products, including glassware, ceramicware, metalware and others. For the year ended December 31, 2018, bad debt expense was immaterial. Additionally, adjustments related to revenue recognized in prior periods was not material for 2018. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of December 31, 2018.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

Year ended December 31, (dollars in thousands)	2018
Foodservice	$327,550
Retail	256,646
Business-to-business	213,662
Consolidated	$797,858

Each operating segment has revenues across all our business channels. Each channel has a different marketing strategy, customer base and product composition. Over 75 percent of each segment's revenue is derived from the following business channels: U.S. and Canada from foodservice and retail; Latin America from retail and business-to-business; and EMEA from retail and business-to-business.

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

Year ended December 31, (dollars in thousands)	2018	2017
Net Sales:
U.S. & Canada	$483,741	$481,797
Latin America	148,091	144,322
EMEA	138,399	126,924
Other	27,627	28,785
Consolidated	$797,858	$781,828

Segment EBIT:
U.S. & Canada	$36,805	$48,044
Latin America	12,599	6,590
EMEA	7,219	1,321
Other	1,872	(3,838)
Total Segment EBIT	$58,495	$52,117

Reconciliation of Segment EBIT to Net Loss:
Segment EBIT	$58,495	$52,117
Retained corporate costs	(31,878)	(27,099)
Goodwill impairment (note 4)	—	(79,700)
Fees associated with strategic initiative (1)	(2,341)	—
Reorganization charges	—	(2,488)
Interest expense	(21,979)	(20,400)
Provision for income taxes	(10,253)	(15,798)
Net loss	$(7,956)	$(93,368)

Depreciation & Amortization:
U.S. & Canada	$13,358	$12,665
Latin America	17,457	18,576
EMEA	7,412	7,377
Other	4,431	5,088
Corporate	1,675	1,838
Consolidated	$44,333	$45,544

Capital Expenditures:
U.S. & Canada	$22,203	$10,056
Latin America	13,527	18,520
EMEA	5,051	17,158
Other	745	1,226
Corporate	3,561	668
Consolidated	$45,087	$47,628
______________________________
(1) Legal and professional fees associated with a strategic initiative that was terminated during the third quarter of 2018.

December 31, (dollars in thousands)	2018	2017
Segment Assets(1):
U.S. & Canada	$152,168	$147,809
Latin America	64,166	63,093
EMEA	46,576	48,270
Other	13,170	18,711
Consolidated	$276,080	$277,883
______________________________
(1) Segment assets are defined as net accounts receivable plus net inventory.

Geographic data for the U.S., Mexico and Other countries for 2018 and 2017 is presented below. Net sales are based on the geographical destination of the sale. The long-lived assets include net property, plant and equipment.

(dollars in thousands)	United States	Mexico	All Other	Consolidated
2018
Net sales	$480,868	$101,656	$215,334	$797,858
Long-lived assets	$99,135	$86,775	$79,050	$264,960

2017
Net sales	$479,018	$93,370	$209,440	$781,828
Long-lived assets	$89,838	$87,836	$88,001	$265,675

20.	Subsequent Event

On February 18, 2019, the Board of Directors of Libbey approved a plan to pursue strategic alternatives with respect to our business in the People’s Republic of China (PRC), including the sale or closure of our manufacturing and distribution facility located in Langfang, PRC. The Board’s decision supports our ongoing efforts to optimize our manufacturing and supply network to deliver customer value and achieve our strategic objectives, including deployment of our capital to better drive shareholder value.
Due to the current level of uncertainty surrounding the ultimate course of action, we are unable, at this time, to estimate an amount or range of amounts of any potential asset impairment charges that we may incur or cash expenditures that may be required as a result of the outcome of the planned strategic review. At such time as we have determined an estimate or range of estimates of any cash and non-cash charges resulting from our planned strategic review, we will report the estimate or range of estimates as required pursuant to Item 2.05 of Form 8-K.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment management used the criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the COSO framework) in 2013. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company's independent registered public accounting firm, Deloitte & Touche LLP, that audited the Company's Consolidated Financial Statements, has issued an attestation report on the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to executive officers of Libbey is set forth in Libbey's Proxy Statement for the 2019 annual meeting of stockholders under the caption “Libbey Executive Officers” and is hereby incorporated by reference. Information with respect to the members of the Board of Directors of Libbey is set forth in Libbey's Proxy Statement for the 2019 annual meeting of stockholders under the caption “Libbey Board of Directors” and is hereby incorporated by reference. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Board of Directors”, “What are the roles of the Board's committees?” and “How do shareholders nominate candidates for the Board?” in the Proxy Statement.

Libbey's Code of Business Ethics and Conduct applicable to its Directors, Officers (including Libbey's principal executive officer and principal financial and accounting officer) and employees, as well as the Audit Committee Charter, Nominating and Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are posted on Libbey's website at www.libbey.com. Libbey's Code of Business Ethics and Conduct is also available to any shareholder who submits a request in writing addressed to Susan A. Kovach, Senior Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43699-0060. If Libbey amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial and accounting officer, Libbey intends to disclose the subsequent information on Libbey's website.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” "Executive Compensation Tables," "CEO Pay Ratio," and "Compensation Committee Report" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Who are the largest owners of Libbey stock?” and “How much stock do our directors and officers own?” in the Proxy Statement. Information regarding equity compensation plans is incorporated herein by reference to the information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the captions “What are Libbey's pre-approval policy and procedures?” and “What fees did Libbey pay to its auditors for fiscal 2018 and 2017?” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:

1.Consolidated financial statements:

2.Financial Statement Schedules:

Not applicable

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

10.16
Form of Change in Control Agreement dated as of August 1, 2012 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference) (as to James C. Burmeister and Susan A. Kovach).

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

S-K Item 601 No.
Document

10.19	Form of Change in Control Agreement dated as of November 13, 2017 (as to James "Klay" Huddleston, William Mossing and Sarah Zibbel).

21	Subsidiaries of the Registrant (filed herein).

23	Consent of Deloitte & Touche LLP (filed herein).

24	Power of Attorney (filed herein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

		By:	/s/ James C. Burmeister
James C. Burmeister
Senior Vice President, Chief Financial Officer
Date:	February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature			Title

William A. Foley			Chief Executive Officer & Chairman of the Board of Directors

John C. Orr			Lead Director

Carol B. Moerdyk			Director

Carlos V. Duno			Director

Deborah G. Miller			Director

Ginger M. Jones			Director

Eileen A. Mallesch			Director

Steve H. Nave			Director

		By:	/s/ James C. Burmeister
James C. Burmeister
Attorney-In-Fact

		Date:	February 27, 2019
/s/ James C. Burmeister
James C. Burmeister
Senior Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date:	February 27, 2019