Form 10-Q
period 2019-03-31
LIBBEY INC
filed 2019-05-01
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

419-325-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	LBY	NYSE American
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
Common Stock, $.01 par value 22,277,660 shares at April 24, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2019	2018
Net sales	$174,966	$181,913
Freight billed to customers	683	757
Total revenues	175,649	182,670
Cost of sales	141,691	149,000
Gross profit	33,958	33,670
Selling, general and administrative expenses	32,580	31,523
Income from operations	1,378	2,147
Other income (expense)	(1,584)	(2,107)
Earnings (loss) before interest and income taxes	(206)	40
Interest expense	5,632	5,084
Loss before income taxes	(5,838)	(5,044)
Benefit from income taxes	(1,296)	(2,083)
Net loss	$(4,542)	$(2,961)

Net loss per share:
Basic	$(0.20)	$(0.13)
Diluted	$(0.20)	$(0.13)
Dividends declared per share	$—	$0.1175
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2019	2018

Net loss	$(4,542)	$(2,961)

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	777	755
Change in fair value of derivative instruments, net of tax	(3,054)	1,470
Foreign currency translation adjustments, net of tax	(26)	4,333
Other comprehensive income (loss), net of tax	(2,303)	6,558

Comprehensive income (loss)	$(6,845)	$3,597
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$14,965	$25,066
Accounts receivable — net	81,917	83,977
Inventories — net	209,868	192,103
Prepaid and other current assets	19,484	16,522
Total current assets	326,234	317,668
Purchased intangible assets — net	13,070	13,385
Goodwill	84,412	84,412
Deferred income taxes	27,729	26,090
Other assets	10,293	7,660
Operating lease right-of-use assets	65,621	—
Property, plant and equipment — net	258,968	264,960
Total assets	$786,327	$714,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$75,366	$74,836
Salaries and wages	21,937	27,924
Accrued liabilities	39,137	43,728
Accrued income taxes	3,068	3,639
Pension liability (current portion)	3,333	3,282
Non-pension post-retirement benefits (current portion)	3,955	3,951
Operating lease liabilities (current portion)	12,499	—
Long-term debt due within one year	4,400	4,400
Total current liabilities	163,695	161,760
Long-term debt	417,625	393,300
Pension liability	44,238	45,206
Non-pension post-retirement benefits	42,001	43,015
Noncurrent operating lease liabilities	53,672	—
Deferred income taxes	2,713	2,755
Other long-term liabilities	18,722	18,246
Total liabilities	742,666	664,282
Contingencies (Note 15)

Shareholders’ equity:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,273,568 shares issued in 2019 (22,157,220 shares issued in 2018)	223	222
Capital in excess of par value	336,129	335,517
Retained deficit	(175,983)	(171,441)
Accumulated other comprehensive loss	(116,708)	(114,405)
Total shareholders’ equity	43,661	49,893
Total liabilities and shareholders’ equity	$786,327	$714,175

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Shareholders' Equity
(dollars in thousands, except share amounts)
(unaudited)

Three months ended March 31, 2019	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2018	22,157,220	$222	$335,517	$(171,441)	$(114,405)	$49,893
Net loss				(4,542)		(4,542)
Other comprehensive income (loss)					(2,303)	(2,303)
Stock compensation expense			937			937
Stock withheld for employee taxes			(317)			(317)
Stock issued	116,348	1	(8)			(7)
Balance March 31, 2019	22,273,568	$223	$336,129	$(175,983)	$(116,708)	$43,661

Three months ended March 31, 2018	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2017	22,018,010	$220	$333,011	$(161,165)	$(105,172)	$66,894
Cumulative-effect adjustment for the adoption of ASU 2017-12				275	(275)	—
Net loss				(2,961)		(2,961)
Other comprehensive income (loss)					6,558	6,558
Stock compensation expense			270			270
Dividends				(2,595)		(2,595)
Stock withheld for employee taxes			(203)			(203)
Stock issued	63,582	1	91			92
Balance March 31, 2018	22,081,592	$221	$333,169	$(166,446)	$(98,889)	$68,055

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(4,542)	$(2,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,931	11,879
Change in accounts receivable	1,784	4,962
Change in inventories	(18,075)	(14,311)
Change in accounts payable	2,644	(4,458)
Accrued interest and amortization of discounts and finance fees	285	357
Pension & non-pension post-retirement benefits, net	(977)	1,975
Accrued liabilities & prepaid expenses	(12,054)	(7,464)
Income taxes	(3,516)	(2,769)
Share-based compensation expense	942	290
Other operating activities	(327)	(644)
Net cash used in operating activities	(23,905)	(13,144)

Investing activities:
Additions to property, plant and equipment	(10,361)	(11,271)
Net cash used in investing activities	(10,361)	(11,271)

Financing activities:
Borrowings on ABL credit facility	42,300	42,177
Repayments on ABL credit facility	(16,800)	(12,000)
Other repayments	—	(1,383)
Repayments on Term Loan B	(1,100)	(1,100)
Taxes paid on distribution of equity awards	(317)	(203)
Dividends	—	(2,595)
Net cash provided by financing activities	24,083	24,896

Effect of exchange rate fluctuations on cash	82	569
Increase (decrease) in cash	(10,101)	1,050

Cash & cash equivalents at beginning of period	25,066	24,696
Cash & cash equivalents at end of period	$14,965	$25,746

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,147	$4,588
Cash paid during the period for income taxes	$1,151	$1,120

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The balance sheet at December 31, 2018, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with our Consolidated Financial Statements in Item 8 of our Form 10-K for the year ended December 31, 2018.

Software We account for software in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350. Software represents the costs of internally developed and/or purchased software for internal use. Capitalized costs include software packages, installation and internal labor costs of employees devoted to the software development project. Costs incurred to modify existing software, providing significant enhancements and creating additional functionality are also capitalized. Once a project is complete, we estimate the useful life of the internal-use software, generally amortizing these costs over a 5 to 10 year period. Software is classified on the balance sheet in property, plant and equipment, and the related cash flows are shown as cash outflows from investing activities.

Cloud Computing Arrangements We account for implementation costs for software that we gain access to in hosted cloud computing arrangements in accordance with FASB ASC 350. Capitalized costs of hosted cloud computing arrangements include configuration, installation, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, generally 3 to 10 years. In connection with our adoption of Accounting Standards Update (ASU) 2018-15 on January 1, 2019, these implementation costs are now classified on the balance sheet in prepaid and other current assets and other assets, and the related cash flows are presented as cash outflows from operations. Prior to January 1, 2019, implementation costs were included in property, plant and equipment, and the related cash flows were shown as cash outflows from investing activities. See New Accounting Standards - Adopted below. Our cloud computing arrangements primarily relate to our new global enterprise resource planning (ERP) system. At March 31, 2019, the net book value of these implementation costs included $0.3 million in prepaid and other current assets and $2.8 million in other assets on the Condensed Consolidated Balance Sheet. Amortization expense for the first quarter and accumulated amortization were both immaterial.

Leases We determine if an arrangement is a lease at inception. As of January 1, 2019, operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our balance sheet; related payments are included in operating activities on the statement of cash flows. We currently do not have any finance leases; but, if we do in the future, we will include them in property, plant and equipment, long-term debt due within one year and long-term debt within our balance sheet.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

When our leases do not provide an implicit rate, we use our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to our secured borrowing rates as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

The operating lease ROU asset also includes any lease prepayments made before commencement or in advance of the payment due date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less (short-term leases) are not recorded on the balance sheet. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease costs represent the incremental change in lease payments associated with an indexed rate (i.e. Consumers Price Index), and these costs are not included in the lease liability on the balance sheet because they are unknown at commencement date.

We have lease agreements with lease and non-lease components. Non-lease components for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. For real estate leases and a limited class of equipment leases, we account for the lease and non-lease components separately. Non-lease components are not recorded on the balance sheet as a ROU asset and lease liability and are not included in lease costs. For all other equipment leases, we account for the lease and non-lease components as a single lease component.

See New Accounting Standards - Adopted below for the adoption impact of this lease accounting standard.

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Stock-based compensation expense	$942	$290

New Accounting Standards - Adopted

Each change to U.S. GAAP is established by the FASB in the form of an ASU to the FASB’s ASC. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and either were determined to be not applicable or are expected to have minimal impact on the Company’s Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet ROU assets and corresponding liabilities for both finance and operating leases with lease terms greater than 12 months. On January 1, 2019, we adopted this standard using the optional transition method of applying the modified retrospective approach at our adoption date. Under this method, previously reported comparative periods prior to 2019 have not been restated. We have elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our prior conclusions on existing contracts for lease identification, lease classification and initial direct costs. In addition, for most of our classes of equipment leases, we elected the practical expedient to not separate lease and non-lease components. We also made an accounting policy election to keep leases with a term of 12 months or less off of the balance sheet for all classes of underlying assets. At adoption, we had operating leases which resulted in us recognizing operating ROU assets and lease liabilities on the balance sheet of approximately $69 million. The adoption of this ASU did not have a material impact on our condensed consolidated results of operations or cash flows, and there was no cumulative effect adjustment to retained earnings. The new standard also required additional disclosures which are included in note 13.

On January 1, 2019, we early adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. Prior to January 1, 2019, implementation costs for cloud computing arrangements were capitalized into property, plant and equipment and amortized on a straight-line basis. Upon adoption of this new standard, we reclassed $2.8 million from construction in progress within property, plant, and equipment to other assets. When implementation projects are completed and amortization of capitalized costs begins, a portion is recorded in prepaids and other current assets. Results and disclosures for reporting periods beginning on or after January 1, 2019, are presented under the new guidance within ASU 2018-15, while prior period amounts and disclosures are not adjusted and continue to be reported in accordance with our previous accounting.

New Accounting Standards - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard introduces a new approach to estimating credit losses on certain types of financial instruments, including trade receivables, and modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application permitted. Although we are still evaluating the impact of this standard, we believe it will not have a material impact on our Condensed Consolidated Financial Statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2019	December 31, 2018
Accounts receivable:
Trade receivables	$80,095	$82,521
Other receivables	1,822	1,456
Total accounts receivable, less allowances of $7,846 and $8,538	$81,917	$83,977

Inventories:
Finished goods	$192,625	$175,074
Work in process	1,555	1,363
Raw materials	3,886	4,026
Repair parts	10,206	10,116
Operating supplies	1,596	1,524
Total inventories, less loss provisions of $8,398 and $9,453	$209,868	$192,103

Accrued liabilities:
Accrued incentives	$15,924	$19,359
Other accrued liabilities	23,213	24,369
Total accrued liabilities	$39,137	$43,728

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2019	December 31, 2018
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$45,045	$19,868
Term Loan B	floating	(3)	April 9, 2021	379,100	380,200
Total borrowings				424,145	400,068
Less — unamortized discount and finance fees				2,120	2,368
Total borrowings — net				422,025	397,700
Less — long term debt due within one year				4,400	4,400
Total long-term portion of borrowings — net				$417,625	$393,300
________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 3.11 percent at March 31, 2019.

(3)
We have entered into interest rate swaps that effectively fix a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swaps in note 8 for additional details. The Term Loan B floating interest rate was 5.49 percent at March 31, 2019.

The ABL Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, are applied against the $100.0 million limit. At March 31, 2019, $8.6 million in letters of credit and other reserves were outstanding. Remaining unused availability under the ABL Facility was $46.4 million at March 31, 2019, compared to $71.6 million at December 31, 2018.

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

Our effective tax rate was 22.2 percent for the three months ended March 31, 2019, compared to 41.3 percent for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019, which was above the United States statutory rate of 21 percent, was decreased 46.4 percent by the timing and mix of pretax income earned outside the United States, increased 3.4 percent by the impact of foreign exchange, increased 22.5 percent for nondeductible interest and increased 21.7 percent by other items including foreign withholding tax and nondeductible expenses.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, the Mexican tax authority (SAT) assessed one of our Mexican subsidiaries related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time. There were no significant developments affecting this matter for the three months ended March 31, 2019.

6.	Pension and Non-pension Post-retirement Benefits

The components of our net pension expense, including the SERP (supplemental employee retirement plan), are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$783	$979	$259	$292	$1,042	$1,271
Interest cost	3,382	3,165	769	763	4,151	3,928
Expected return on plan assets	(5,193)	(5,660)	—	—	(5,193)	(5,660)
Amortization of unrecognized:
Prior service (credit)	—	—	(50)	(51)	(50)	(51)
Actuarial loss	1,087	1,637	103	159	1,190	1,796
Pension expense	$59	$121	$1,081	$1,163	$1,140	$1,284

We have contributed $1.3 million of cash to our pension plans for the three months ended March 31, 2019. Pension contributions for the remainder of 2019 are estimated to be $2.1 million.

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$110	$151	$—	$—	$110	$151
Interest cost	469	456	9	10	478	466
Amortization of unrecognized:
Prior service (credit)	(70)	(71)	—	—	(70)	(71)
Actuarial (gain)	(82)	(52)	(18)	(16)	(100)	(68)
Non-pension post-retirement benefit expense	$427	$484	$(9)	$(6)	$418	$478

Our 2019 estimate of non-pension cash payments is $4.0 million, of which we have paid $1.8 million for the three months ended March 31, 2019.

7.	Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2019	2018
Numerator for earnings per share:
Net loss that is available to common shareholders	$(4,542)	$(2,961)

Denominator for basic earnings per share:
Weighted average shares outstanding	22,262,565	22,086,640

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	—
Adjusted weighted average shares and assumed conversions	22,262,565	22,086,640

Basic loss per share	$(0.20)	$(0.13)

Diluted loss per share	$(0.20)	$(0.13)

Anti-dilutive shares excluded from computation of diluted loss per share	1,483,470	1,167,398

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

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and interest rate swaps as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of March 31, 2019, by Standard and Poor’s.
Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

(dollars in thousands)		Fair Value of Derivative Assets
	Balance Sheet Location	March 31, 2019	December 31, 2018
Cash flow hedges:
Interest rate swaps	Prepaid and other current assets	$672	$1,425
Natural gas contracts	Prepaid and other current assets	142	226
Natural gas contracts	Other assets	49	39
Total derivative assets		$863	$1,690

		Fair Value of Derivative Liabilities
Cash flow hedges:
Interest rate swaps	Other long-term liabilities	$8,793	$5,713
Natural gas contracts	Accrued liabilities	84	—
Natural gas contracts	Other long-term liabilities	6	—
Total derivative liabilities		$8,883	$5,713

The following table presents cash settlements (paid) received related to the below derivatives:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Natural gas contracts	$128	$(198)
Interest rate swaps	344	(178)
Total	$472	$(376)

The following table provides a summary of the impacts of derivative gain (loss) on the Condensed Consolidated Statements of Operations and other comprehensive income (OCI):

		Three months ended March 31,
(dollars in thousands)	Location	2019	2018
Cash flow hedges:
Derivative gain (loss) recognized into OCI:
Natural gas contracts	OCI	$(37)	$211
Interest rate swaps	OCI	(3,478)	1,253
Total		$(3,515)	$1,464

Derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$128	$(198)
Interest rate swaps	Interest expense	355	(143)
Total		$483	$(341)

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

The following table presents the notional amount of our natural gas derivatives on the Condensed Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	March 31, 2019	December 31, 2018
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	3,130,000	3,150,000

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

Based on our current valuation, we estimate that accumulated gains for natural gas contracts currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.1 million of gain to our Condensed Consolidated Statements of Operations.

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

Our interest rate swaps qualify and are designated as cash flow hedges at March 31, 2019, and are accounted for under FASB ASC 815, "Derivatives and Hedging." Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). Based on our current valuation, we estimate that accumulated gains currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a reduction to interest expense of $0.7 million in our Condensed Consolidated Statements of Operations.

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

Three months ended March 31, 2019 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2018	$(23,240)	$(2,866)		$(88,299)		$(114,405)

Amounts recognized into AOCI	244	(3,515)		—		(3,271)
Currency impact	—	—		34		34
Amounts reclassified from AOCI	—	(483)	(1)	970	(2)	487
Tax effect	(270)	944		(227)		447
Other comprehensive income (loss), net of tax	(26)	(3,054)		777		(2,303)
Balance on March 31, 2019	$(23,266)	$(5,920)		$(87,522)		$(116,708)

Three months ended March 31, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2017	$(16,183)	$351		$(89,340)		$(105,172)

Cumulative-effect adjustment for the adoption of ASU 2017-12	—	(275)		—		(275)

Amounts recognized into AOCI	4,333	1,464		—		5,797
Currency impact	—	—		(484)		(484)
Amounts reclassified from AOCI	—	341	(1)	1,606	(2)	1,947
Tax effect	—	(335)		(367)		(702)
Other comprehensive income (loss), net of tax	4,333	1,470		755		6,558
Balance on March 31, 2018	$(11,850)	$1,546		$(88,585)		$(98,889)
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

	Three months ended March 31,
(dollars in thousands)	2019	2018
Net Sales:
U.S. & Canada	$109,906	$107,941
Latin America	30,401	34,333
EMEA	28,042	32,248
Other	6,617	7,391
Consolidated	$174,966	$181,913

Segment EBIT:
U.S. & Canada	$9,797	$4,724
Latin America	649	2,150
EMEA	(50)	1,005
Other	(1,152)	(1,129)
Total Segment EBIT	$9,244	$6,750

Reconciliation of Segment EBIT to Net Loss:
Segment EBIT	$9,244	$6,750
Retained corporate costs	(9,450)	(6,710)
Interest expense	(5,632)	(5,084)
Benefit from income taxes	1,296	2,083
Net loss	$(4,542)	$(2,961)

Depreciation & Amortization:
U.S. & Canada	$3,133	$3,387
Latin America	3,780	4,710
EMEA	1,699	2,009
Other	882	1,314
Corporate	437	459
Consolidated	$9,931	$11,879

Capital Expenditures:
U.S. & Canada	$3,384	$7,137
Latin America	4,191	2,389
EMEA	2,346	1,294
Other	259	120
Corporate	181	331
Consolidated	$10,361	$11,271

11.	Revenue

Our primary source of revenue is the sale of glass tableware products manufactured within a Libbey facility as well as globally sourced tabletop products, including glassware, ceramicware, metalware and others. For the three months ended March 31, 2019 and 2018, bad debt expense was immaterial. Additionally, adjustments related to revenue recognized in prior periods was not material for the three months ended March 31, 2019 and 2018. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Foodservice	$70,817	$76,173
Retail	55,573	55,761
Business-to-business	48,576	49,979
Consolidated	$174,966	$181,913

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$101	$—	$101	$—	$265	$—	$265
Interest rate swaps	—	(8,121)	—	(8,121)	—	(4,288)	—	(4,288)
Net derivative asset (liability)	$—	$(8,020)	$—	$(8,020)	$—	$(4,023)	$—	$(4,023)

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

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		March 31, 2019		December 31, 2018
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$379,100	$354,459	$380,200	$362,141

The fair value of our Term Loan B has been calculated based on quoted market prices for the same or similar issues, and the fair value of our ABL Facility approximates carrying value due to variable rates. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short-term nature.

13.	Leases

Globally, we lease certain warehouses, office space, showrooms, manufacturing and office equipment, automobiles and outlet stores. Many of the real estate leases contain one or more options to renew, with renewal options that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our discretion and is not reasonably certain at lease commencement. Most of our equipment leases have a lease term of two to eight years with limited renewal options. However, one class of equipment has a lease term of 15 years with annual renewal options thereafter. Generally, the longer term lease agreements contain escalating lease payments or are adjusted periodically for inflation.

At March 31, 2019, the weighted-average remaining lease term was 6.8 years, and the weighted-average discount rate was 4.05 percent. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following table presents the lease costs and supplemental cash flow information related to our operating leases:

(dollars in thousands)	Three months ended March 31, 2019
Operating lease costs	$3,961
Short-term lease costs (1)	880
Total lease costs	$4,841
(1) Includes variable lease costs which are immaterial.

Cash paid for operating leases included in the measurement of lease liabilities	$3,945
ROU assets obtained in exchange for lease liabilities	$69,562

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the balance sheet:

(dollars in thousands)	March 31, 2019
2019 (remainder of year)	$11,162
2020	13,753
2021	10,304
2022	9,120
2023	8,507
2024 and thereafter	22,866
Total minimum lease payments	75,712
Less: interest	(9,541)
Present value of future minimum lease payments	66,171
Less: lease liabilities (current portion)	(12,499)
Noncurrent lease liabilities	$53,672

As of March 31, 2019, we have an additional operating lease commitment that has not yet commenced of approximately $1.3 million. This lease will commence during the second quarter of 2019 with a lease term of 10 years.

As presented in our 2018 Form 10-K, the future minimum rental commitments under ASC 840 for non-cancelable operating leases as of December 31, 2018, was as follows (dollars in thousands):

2019	2020	2021	2022	2023	2024 and thereafter
$15,407	$13,787	$10,339	$9,143	$8,551	$20,755

14.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Gain (loss) on currency transactions	$(1,163)	$(1,650)
Pension and non-pension benefits, excluding service cost	(406)	(340)
Other non-operating income (expense)	(15)	(117)
Other income (expense)	$(1,584)	$(2,107)

15.	Contingencies

Legal Proceedings

From time to time we are identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or similar state laws that impose liability without regard to fault for costs and damages relating to the investigation and cleanup of contamination resulting from releases or threatened releases of hazardous substances. We are also subject to similar laws in some of the countries where our facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis.

Although we cannot predict the ultimate outcome of these proceedings, we believe that these environmental proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity. There were no significant changes to our environmental legal proceedings since December 31, 2018. Please refer to Part II, Item 8. "Financial Statements and Supplementary Data," note 17, Contingencies, included in our 2018 Annual Report on Form 10-K for a more complete discussion.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to note 5, Income Taxes, for a detailed discussion on tax contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

During the first quarter of 2019, we continued to operate in a competitive environment. With global glass production capacity exceeding demand and several of our competitors throughout the world experiencing financial difficulties, all business channels continue to be impacted by intense global competition. We see limited signs of this competitive environment abating throughout 2019.

The U.S. economic growth is projected to slow more than initially planned, due to political uncertainty resulting from potential tariff wars and economic slowdowns in Europe and China. Despite these headwinds, the U.S. & Canada segment delivered growth in the low-single-digit range from our increased retail channel, including our e-commerce initiative. As the retail industry continues to transform from brick-and-mortar to online commerce, we expect to leverage the investments made in our e-commerce platform during 2017 and 2018 to deliver continued sales growth throughout 2019.

We do, however, continue to see declines in our U.S. & Canada foodservice market, as third-party research firms Knapp-Track and Blackbox have reported declines in U.S. foodservice traffic for every quarter since 2012. The recent government shutdown in the U.S. combined with unusually severe weather across much of the U.S. this winter, negatively impacted the U.S. foodservice traffic during the first quarter. Our U.S. & Canada foodservice channel appears to be currently in-line with market trends, and management expects the current market trends and challenging environment experienced during 2018 and the first quarter of 2019 to continue for the remainder of the year.

Growth forecasts in the Latin America economy are showing to be weaker than initially planned by economic forecasters. A weakening global economy, continued geopolitical uncertainty and weaker external demands have led to reduced forecasts, specifically in Brazil and Mexico. In addition, the economic slowdown at the end of 2018 has negatively impacted Mexico's first-quarter economic projections for 2019.

The European economic slowdown has continued into 2019, as continued political risk within the region, continued trade tensions globally and declines in business and consumer confidence are prevalent. In addition, there remains concern for a "hard Brexit" as the United Kingdom's Parliament has failed to approve an agreement with the European Union for the United Kingdom's exit.

China's competitive environment continues to be challenging, and economic growth rates in China are similar to, if not lower than, those over the last few years. Despite what appears to be progress in regards to trade talks between the U.S. and China, there are continued debt risks and signs of weakening consumption that remain. On February 18, 2019, the Board of Directors of Libbey approved a plan to pursue strategic alternatives with respect to our business in the People's Republic of China (PRC), including the sale or closure of our manufacturing and distribution facility located in Langfang, PRC. We are currently continuing the process of assessing all available options.

The business-to-business channel is impacted by general trends in each region and is dependent on customer demands.

In the first quarter of 2019, our net sales of $175.0 million were 3.8 percent lower than the prior-year quarter, or 2.1 percent lower on a constant currency basis. The reduction in net sales was driven by lower volumes, unfavorable channel mix and unfavorable currency impacts, partially offset by favorable price and mix on product sold. We recorded a net loss of $4.5 million for the three months ended March 31, 2019, compared to a net loss of $3.0 million in the year-ago quarter. Unfavorable weather in the U.S. and uncertainty with the macro-economies in Europe and Latin America challenged our top-line performance in the quarter; however, improved pricing, lower depreciation and solid operational execution across our footprint enabled us to deliver a 90 basis point improvement in our gross margins. In addition, we continue to make progress on our e-commerce platform (including our launches of new products), as well as make advancements in our ERP implementation.

We intend to use our cash flow from operations to reduce our debt obligations and continue investing in strategic initiatives that are expected to increase long-term shareholder returns.

See note 10, Segments, for details on how we report and define our segments.

Results of Operations

The following table presents key results of our operations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2019	2018
Net sales	$174,966	$181,913
Gross profit	$33,958	$33,670
Gross profit margin	19.4%	18.5%
Income from operations (IFO)	$1,378	$2,147
IFO margin	0.8%	1.2%
Net loss	$(4,542)	$(2,961)
Net loss margin	(2.6)%	(1.6)%
Diluted net loss per share	$(0.20)	$(0.13)
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (1) (non-GAAP)	$9,725	$11,919
Adjusted EBITDA margin (1) (non-GAAP)	5.6%	6.6%
____________________________________

(1)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net loss to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the "Reconciliation of Net Loss to Adjusted EBITDA" and "Non-GAAP Measures" sections below in the Discussion of First Quarter 2019 Compared to First Quarter 2018.

Discussion of First Quarter 2019 Compared to First Quarter 2018
Net Sales
The following table summarizes net sales by operating segment:

Three months ended March 31, (dollars in thousands)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2019	2018	$ Change	% Change
U.S. & Canada	$109,906	$107,941	$1,965	1.8%	$(31)	1.8%
Latin America	30,401	34,333	(3,932)	(11.5)%	(499)	(10.0)%
EMEA	28,042	32,248	(4,206)	(13.0)%	(2,254)	(6.1)%
Other	6,617	7,391	(774)	(10.5)%	(377)	(5.4)%
Consolidated	$174,966	$181,913	$(6,947)	(3.8)%	$(3,161)	(2.1)%
_____________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the first quarter of 2019 were $109.9 million, compared to $107.9 million in the first quarter of 2018, an increase of 1.8 percent, driven by favorable price and product mix, partially offset by unfavorable channel mix and lower volumes versus the prior-year period. Net sales in our retail and business-to-business channels increased $3.0 million and $1.8 million, respectively, in the first quarter of 2019 primarily due to increased volume. We continue to see declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox. Net sales in our foodservice channel declined $2.9 million primarily due to lower volume which was partially offset by favorable price and mix of product sold compared to the prior year.

Net Sales — Latin America

Net sales in Latin America in the first quarter of 2019 were $30.4 million, compared to $34.3 million in the first quarter of 2018, a decrease of 11.5 percent (a decrease of 10.0 percent excluding currency fluctuation). The decrease in net sales is primarily attributable to a decrease in volume, an unfavorable currency impact of $0.5 million, as well as unfavorable product mix within the retail and business-to-business channels. Net sales in the retail channel decreased $2.1 million, while net sales in the business-to-business channel decreased $1.1 million.

Net Sales — EMEA

Net sales in EMEA in the first quarter of 2019 were $28.0 million, compared to $32.2 million in the first quarter of 2018, a decrease of 13.0 percent (a decrease of 6.1 percent excluding currency fluctuation). The net sales decrease is primarily attributable to lower volume and an unfavorable currency impact of $2.3 million, partially offset by favorable price and mix on product sold in all three channels.

Gross Profit

Gross profit increased to $34.0 million in the first quarter of 2019, compared to $33.7 million in the prior-year quarter. Gross profit as a percentage of net sales increased to 19.4 percent in the first quarter of 2019, compared to 18.5 percent in the prior-year quarter. The primary drivers of the $0.3 million improvement, or 90 basis points, in gross profit were lower depreciation and amortization of $1.6 million, a non-repeating prior-year inventory reserve of $1.0 million and a favorable net sales impact of $1.0 million. This was partially offset by higher shipping and storage costs of $1.6 million [primarily related to additional 3PL (Third Party Logistics) service costs within our U.S. & Canada segment], higher utility expenses of $0.7 million and unfavorable manufacturing activity of $0.7 million (primarily related to increased production labor costs). Manufacturing activity includes the impact of fluctuating production activities from all facilities globally (including downtime, efficiency and utilization) and repairs and maintenance. Shipping and storage costs include freight, warehousing expenses and associated labor. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income From Operations

Income from operations for the quarter ended March 31, 2019, decreased $0.8 million to $1.4 million, compared to $2.1 million in the prior-year quarter. Income from operations as a percentage of net sales was 0.8 percent for the quarter ended March 31, 2019, compared to 1.2 percent in the prior-year quarter. The decrease in income from operations was driven by increased selling, general and administrative expenses of $1.1 million, partially offset by the increase in gross profit of $0.3 million (discussed above). The unfavorable change in selling, general and administrative expenses was driven by increased healthcare costs of $0.7 million and higher equity compensation of $0.7 million, partially offset by a favorable currency impact of $0.4 million.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of $(4.5) million, or $(0.20) per diluted share, in the first quarter of 2019, compared to a net loss of $(3.0) million, or $(0.13) per diluted share, in the prior-year quarter. Net loss as a percentage of net sales was (2.6) percent in the first quarter of 2019, compared to (1.6) percent in the prior-year quarter. The unfavorable change in net loss and diluted net loss per share is due to the factors discussed in Income From Operations above, a reduced benefit of $0.8 million in our benefit from income taxes and $0.5 million of additional interest expense. Partially offsetting the decrease was a $0.5 million favorable change in other income (expense) driven by foreign currency impacts. The Company's effective tax rate was 22.2 percent for the first quarter of 2019, compared to 41.3 percent in the prior-year quarter. The change in the effective tax rate was driven by differing levels of pretax income, nondeductible interest expense in the U.S., and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended March 31, (dollars in thousands)				Segment EBIT Margin
	2019	2018	$ Change	2019	2018
U.S. & Canada	$9,797	$4,724	$5,073	8.9%	4.4%
Latin America	$649	$2,150	$(1,501)	2.1%	6.3%
EMEA	$(50)	$1,005	$(1,055)	(0.2)%	3.1%
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

Segment EBIT — U.S. & Canada

Segment EBIT was $9.8 million in the first quarter of 2019, compared to $4.7 million in the first quarter of 2018. Segment EBIT as a percentage of net sales increased to 8.9 percent for 2019, compared to 4.4 percent in 2018. The $5.1 million increase in Segment EBIT was driven by a favorable sales impact of $1.6 million, favorable manufacturing activity of $1.8 million (less downtime in the current year as prior-year had furnace rebuilds), lower benefit-related expenses of $0.9 million, a favorable non-repeating inventory reserve impact from 2018 of $0.7 million and reduced selling, general and administrative expenses of $0.9 million (resulting from less spend in marketing and legal and professional fees). Partially offsetting the favorable items was an increase in the shipping and storage costs of $1.1 million, primarily related to additional 3PL service costs on higher e-commerce sales.

Segment EBIT — Latin America

Segment EBIT decreased to $0.6 million in the first quarter of 2019, from $2.2 million in the first quarter of 2018. Segment EBIT as a percentage of net sales decreased to 2.1 percent for 2019, compared to 6.3 percent in 2018. The primary drivers of the $1.5 million decrease were unfavorable manufacturing activity of $1.3 million (including downtime of $1.2 million as a result of planned furnace rebuilds) and increased utility costs of $0.7 million, partially offset by lower depreciation and amortization expense of $0.9 million.
Segment EBIT — EMEA

Segment EBIT decreased to $(0.1) million in the first quarter of 2019 compared to $1.0 million in the first quarter of 2018. Segment EBIT as a percentage of net sales decreased to (0.2) percent for 2019, from 3.1 percent in 2018. The majority of the $1.1 million decrease in Segment EBIT was driven by unfavorable manufacturing activity of $0.8 million.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased by $2.2 million to $9.7 million in the first quarter of 2019, compared to $11.9 million in the first quarter of 2018. As a percentage of net sales, our Adjusted EBITDA margin was 5.6 percent for the first quarter of 2019, compared to 6.6 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were higher shipping and storage costs of $1.6 million, increased benefit-related expenses of $1.0 million, unfavorable manufacturing activity of $0.7 million and higher utility costs of $0.7 million. This was partially offset by a $1.0 million favorable sales impact as well as a $1.0 million non-repeating inventory reserve that occurred in 2018. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted below in the "Reconciliation of Net Loss to Adjusted EBITDA."

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended March 31,
(dollars in thousands)	2019	2018
Net loss (U.S. GAAP)	$(4,542)	$(2,961)
Add:
Interest expense	5,632	5,084
Benefit from income taxes	(1,296)	(2,083)
Depreciation and amortization	9,931	11,879
Adjusted EBITDA (non-GAAP)	$9,725	$11,919

Net sales	$174,966	$181,913
Net loss margin (U.S. GAAP)	(2.6)%	(1.6)%
Adjusted EBITDA margin (non-GAAP)	5.6%	6.6%

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

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at March 31, 2019, we had $45.0 million of outstanding borrowings and $8.6 million outstanding in letters of credit and other reserves, resulting in $46.4 million of unused availability. In addition, we had $15.0 million of cash on hand at March 31, 2019, compared to $25.1 million of cash on hand at December 31, 2018. Of our total cash on hand at March 31, 2019, and December 31, 2018, $12.5 million and $21.7 million, respectively, were held in foreign subsidiaries. We plan to indefinitely reinvest the excess of the amount for financial reporting over the tax basis of investments in our European and Mexican operations to support ongoing operations, capital expenditures, debt service, and continued growth plans outside the United States. All other earnings can be distributed as allowable under local laws. Our Chinese subsidiaries' cash balance was $6.5 million as of March 31, 2019. We anticipate this cash balance to increase as we settle intercompany payables from affiliates. Local PRC law currently limits distribution of this cash as a dividend; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	March 31, 2019	December 31, 2018	March 31, 2018
Accounts receivable — net	$81,917	$83,977	$85,593
DSO (1)	37.8	38.4	39.5
Inventories — net	$209,868	$192,103	$203,644
DIO (2)	96.9	87.9	94.0
Accounts payable	$75,366	$74,836	$73,305
DPO (3)	34.8	34.2	33.8
Trade Working Capital (4) (non-GAAP)	$216,419	$201,244	$215,932
DWC (5)	99.9	92.1	99.7
Percentage of net sales	27.4%	25.2%	27.3%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $216.4 million at March 31, 2019, an increase of $15.2 million from December 31, 2018. Our Trade Working Capital normally increases during the first quarter of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality, higher inventory levels to fulfill customer orders and new product introductions. Partially offsetting the higher inventories was a slight reduction in accounts receivable as well as an increase in accounts payable. As a result, Trade Working Capital as a percentage of the last twelve-month net sales was 27.4 percent at March 31, 2019, 25.2 percent at December 31, 2018, and 27.3 percent at March 31, 2018.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	March 31, 2019	December 31, 2018
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$45,045	$19,868
Term Loan B	floating	(3)	April 9, 2021	379,100	380,200
Total borrowings				424,145	400,068
Less — unamortized discount and finance fees				2,120	2,368
Total borrowings — net (4)				$422,025	$397,700
____________________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 3.11 percent at March 31, 2019.

(3)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(4)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $424.1 million and $400.1 million at March 31, 2019, and December 31, 2018, respectively. Contributing to the $24.1 million increase in borrowings was a $25.2 million increase in ABL borrowings, partially offset by a $1.1 million quarterly amortization payment under our Term Loan B.

Of our total borrowings, $204.1 million, or approximately 48.1 percent, were subject to variable interest rates at March 31, 2019, as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. We have executed additional swaps that convert $200.0 million of our debt from variable to fixed from January 2020 to January 2025. For further discussion on our interest rate swaps, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.0 million on an annual basis.

Included in interest expense are the amortization of discounts and other financing fees. These items amounted to $0.3 million for each of the three months ended March 31, 2019 and 2018, respectively.

Cash Flow

	Three months ended March 31,
(dollars in thousands)	2019	2018
Net cash used in operating activities	$(23,905)	$(13,144)
Net cash used in investing activities	$(10,361)	$(11,271)
Net cash provided by financing activities	$24,083	$24,896

Our net cash used in operating activities was $23.9 million in the first three months of 2019, compared to $13.1 million in the first three months of 2018, an unfavorable cash flow impact of $10.8 million. Contributing to the decrease in cash flow from operations were higher incentive compensation payments, increased payments on previously accrued liabilities, higher pension/nonpension payments of $1.7 million and an unfavorable change in operating earnings. The impact of Trade Working Capital (accounts receivable, inventories and accounts payable) was insignificant.

Our net cash used in investing activities was $10.4 million and $11.3 million in the first three months of 2019 and 2018, respectively, in each case representing capital expenditures.

Net cash provided by financing activities was $24.1 million in the first three months of 2019, compared to $24.9 million in the year-ago period. The primary drivers of the $0.8 million change were a reduction in the net proceeds drawn on the ABL Facility of $4.7 million in the first three months of 2019, partially offset by 2018 payments that did not repeat in 2019 (dividends of $2.6 million and other debt repayments of $1.4 million).

Free Cash Flow

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Net cash used in operating activities	$(23,905)	$(13,144)
Net cash used in investing activities	(10,361)	(11,271)
Free Cash Flow (1) (non-GAAP)	$(34,266)	$(24,415)
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

Our Free Cash Flow was $(34.3) million during the first three months of 2019, compared to $(24.4) million in the the first three months of 2018, an unfavorable change of $9.9 million. The primary contributors to this change are the same 1:1 relationship as the $10.8 million unfavorable cash flow impact from operating activities and the favorable change of $0.9 million in investing activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes. At March 31, 2019, we had commodity contracts for 3,130,000 MMBTUs of natural gas with a fair market value of a $0.1 million asset. We have hedged a portion of our forecasted transactions through December 2020. At December 31, 2018, we had commodity forward contracts for 3,150,000 MMBTUs of natural gas with a fair market value of a $0.3 million asset. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of March 31, 2019, by Standard & Poor’s.

We have interest rate swap agreements in place to fix certain interest payments of our current and future floating rate Term Loan B debt. The first interest rate swap maintains a fixed interest rate of 4.85 percent, including the credit spread, on $220.0 million of our current Term Loan B debt and matures on January 9, 2020. Two additional interest rate swaps, with a combined notional amount of $200.0 million, become effective in January 2020, when the first swap matures. These two future swaps in essence extend the first swap, have a term of January 2020 to January 2025, and carry a fixed interest rate of 6.19%, including credit spread. Upon refinancing our Term Loan B, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread. At March 31, 2019, the Term Loan B debt held a floating interest rate of 5.49 percent. If the counterparties to the interest rate swap agreements were to fail to perform, the interest rate swaps would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparties. The counterparties held a Standard & Poor's rating of BBB+ or better as of March 31, 2019.

The fair market value of our interest rate swaps is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreements was a $8.1 million liability at March 31, 2019, and a $4.3 million liability at December 31, 2018.

Fixed Assets

On February 18, 2019, the Board of Directors of Libbey approved a plan to pursue strategic alternatives with respect to our business in the PRC, including the sale or closure of our manufacturing and distribution facility located in Langfang, PRC. The Board’s decision supports our ongoing efforts to optimize our manufacturing and supply network to deliver customer value and achieve our strategic objectives, including deployment of our capital to better drive shareholder value.

As this decision by the Board of Directors may result in changes in our business plans or management's intentions regarding future utilization of the related assets, a calculation was performed in accordance with FASB ASC Topic 360,  "Property Plant and Equipment" to determine if there was an indicator of impairment. The calculation considered all strategic alternatives that were being considered by management as of March 31, 2019 and the likelihood of each of the alternatives. The resulting calculation did not indicate an impairment as of March 31, 2019, as the combined probability weighted average of the cash flows associated with each alternative exceeded the carrying value of the assets. However, we will continue to monitor the alternatives being considered by management as changes in strategy or alternatives available may result in future impairment charges.

Goodwill

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

As part of our on-going assessment of goodwill, at September 30, 2017, we determined a triggering event had occurred within our Mexico reporting unit (within the Latin America reporting segment). Accordingly, an interim impairment test was performed, indicating that the carrying value exceeded its fair value, and in accordance with ASU 2017-04, we recorded a non-cash impairment charge of $79.7 million during the third quarter of 2017.

As the non-cash impairment charge recorded at September 30, 2017 resulted in the fair value of the Mexico reporting unit equaling its carrying value, there was no further impairment as of October 1, 2017. The results of our review performed as of October 1, 2017 also did not indicate an impairment for our other reporting unit with goodwill.

With the estimated fair value of the Mexico reporting unit equaling its carrying value as of September 30, 2017, there continues to be the potential for future impairment for the remaining goodwill balance of $46.0 million should the discount rate increase or the challenging environment last longer or be deeper than expected and require us to further reduce our expected future operating results. Management considers several factors to be significant when estimating fair value including expected financial outlook of the business, changes in the Company's stock price, the impact of changing market conditions on financial performance and expected future cash flows, foreign currency impacts, the geopolitical environment and other factors. Deterioration in any of these factors may result in a lower fair value assessment, which could lead to impairment charges in the future. Specifically, actual results may vary from the Company's forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions could result in additional non-cash impairment charges. Due to the heightened level of risk, management performed a sensitivity analysis on the Mexico reporting unit's combined income and market approach fair value estimates that were calculated as of the October 1, 2018 testing date. Assuming all other factors remain constant, the estimated excess fair value over carrying value would be reduced to zero if internal or external factors were to result in an increase in the discount rate of approximately 200 basis points or a reduction of approximately 200 basis points in the long-term growth-rate assumption.

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

Not applicable.

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

We implemented technology, processes and controls related to the global recording of ROU assets and lease liabilities in connection with the adoption of ASC 842, "Leases," as described in Notes 2 and 13 of the financial statements. Otherwise, there have been no changes in our controls over financial reporting during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	—	$—	—	941,250
February 1 to February 28, 2019	—	$—	—	941,250
March 1 to March 31, 2019	—	$—	—	941,250
Total	—	$—	—	941,250

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

10.1	Executive Severance Compensation Policy dated as of March 1, 2019 (filed as Exhibit 10.1 to Libbey Inc.'s Current Report on Form 8-K filed on March 12, 2019 and incorporated herein by reference).

10.2
Form of Change in Control Agreement dated as of March 25, 2019 (filed as Exhibit 10.2 to Libbey Inc.'s Current Report on Form 8-K filed on March 12, 2019 and incorporated herein by reference) (as to Michael P. Bauer).

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

Libbey Inc.

Date:	May 1, 2019	by:	/s/ James C. Burmeister
James C. Burmeister
Senior Vice President, Chief Financial Officer