Form 10-Q
period 2019-06-30
LIBBEY INC
filed 2019-08-01
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Common Stock, $.01 par value 22,347,496 shares at July 26, 2019

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,
	2019	2018
Net sales	$206,158	$213,534
Freight billed to customers	811	938
Total revenues	206,969	214,472
Cost of sales	160,244	167,979
Gross profit	46,725	46,493
Selling, general and administrative expenses	30,813	33,537
Impairment of goodwill and other intangible assets	46,881	—
Income (loss) from operations	(30,969)	12,956
Other income (expense)	(620)	2,580
Earnings (loss) before interest and income taxes	(31,589)	15,536
Interest expense	5,879	5,456
Earnings (loss) before income taxes	(37,468)	10,080
Provision for income taxes	6,299	6,092
Net income (loss)	$(43,767)	$3,988

Net income (loss) per share:
Basic	$(1.95)	$0.18
Diluted	$(1.95)	$0.18
Dividends declared per share	$—	$—
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	Six months ended June 30,
	2019	2018
Net sales	$381,124	$395,447
Freight billed to customers	1,494	1,695
Total revenues	382,618	397,142
Cost of sales	301,935	316,979
Gross profit	80,683	80,163
Selling, general and administrative expenses	63,393	65,060
Impairment of goodwill and other intangible assets	46,881	—
Income (loss) from operations	(29,591)	15,103
Other income (expense)	(2,204)	473
Earnings (loss) before interest and income taxes	(31,795)	15,576
Interest expense	11,511	10,540
Income (loss) before income taxes	(43,306)	5,036
Provision for income taxes	5,003	4,009
Net income (loss)	$(48,309)	$1,027

Net income (loss) per share:
Basic	$(2.16)	$0.05
Diluted	$(2.16)	$0.05
Dividends declared per share	$—	$0.1175
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(dollars in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income (loss)	$(43,767)	$3,988	$(48,309)	$1,027

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	1,510	2,879	2,287	3,634
Change in fair value of derivative instruments, net of tax	(4,830)	472	(7,884)	1,942
Foreign currency translation adjustments, net of tax	(271)	(7,392)	(297)	(3,059)
Other comprehensive income (loss), net of tax	(3,591)	(4,041)	(5,894)	2,517

Comprehensive income (loss)	$(47,358)	$(53)	$(54,203)	$3,544
See accompanying notes

Libbey Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$32,298	$25,066
Accounts receivable — net	92,950	83,977
Inventories — net	202,564	192,103
Prepaid and other current assets	18,496	16,522
Total current assets	346,308	317,668
Purchased intangible assets — net	11,977	13,385
Goodwill	38,431	84,412
Deferred income taxes	27,797	26,090
Other assets	11,623	7,660
Operating lease right-of-use assets	65,571	—
Property, plant and equipment — net	256,900	264,960
Total assets	$758,607	$714,175

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$79,635	$74,836
Salaries and wages	23,120	27,924
Accrued liabilities	48,017	43,728
Accrued income taxes	3,726	3,639
Pension liability (current portion)	3,497	3,282
Non-pension post-retirement benefits (current portion)	3,957	3,951
Operating lease liabilities (current portion)	12,800	—
Long-term debt due within one year	4,400	4,400
Total current liabilities	179,152	161,760
Long-term debt	419,413	393,300
Pension liability	44,079	45,206
Non-pension post-retirement benefits	39,833	43,015
Noncurrent operating lease liabilities	53,750	—
Deferred income taxes	2,522	2,755
Other long-term liabilities	22,529	18,246
Total liabilities	761,278	664,282
Contingencies (Note 15)

Shareholders’ equity (deficit):
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,347,086 shares issued in 2019 (22,157,220 shares issued in 2018)	223	222
Capital in excess of par value	337,155	335,517
Retained deficit	(219,750)	(171,441)
Accumulated other comprehensive loss	(120,299)	(114,405)
Total shareholders’ equity (deficit)	(2,671)	49,893
Total liabilities and shareholders’ equity (deficit)	$758,607	$714,175

See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(dollars in thousands, except share amounts)
(unaudited)

Six months ended June 30, 2019	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2018	22,157,220	$222	$335,517	$(171,441)	$(114,405)	$49,893
Net income (loss)				(4,542)		(4,542)
Other comprehensive income (loss)					(2,303)	(2,303)
Stock compensation expense			937			937
Stock withheld for employee taxes			(317)			(317)
Stock issued	116,348	1	(8)			(7)
Balance March 31, 2019	22,273,568	223	336,129	(175,983)	(116,708)	43,661

Net income (loss)				(43,767)		(43,767)
Other comprehensive income (loss)					(3,591)	(3,591)
Stock compensation expense			1,117			1,117
Stock withheld for employee taxes			(92)			(92)
Stock issued	73,518	—	1			1
Balance June 30, 2019	22,347,086	$223	$337,155	$(219,750)	$(120,299)	$(2,671)

Six months ended June 30, 2018	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2017	22,018,010	$220	$333,011	$(161,165)	$(105,172)	$66,894
Cumulative-effect adjustment for the adoption of ASU 2017-12				275	(275)	—
Net income (loss)				(2,961)		(2,961)
Other comprehensive income (loss)					6,558	6,558
Stock compensation expense			270			270
Dividends				(2,595)		(2,595)
Stock withheld for employee taxes			(203)			(203)
Stock issued	63,582	1	91			92
Balance March 31, 2018	22,081,592	221	333,169	(166,446)	(98,889)	68,055

Net income (loss)				3,988		3,988
Other comprehensive income (loss)					(4,041)	(4,041)
Stock compensation expense			1,131			1,131
Stock withheld for employee taxes			(11)			(11)
Stock issued	50,816	—	—			—
Balance June 30, 2018	22,132,408	$221	$334,289	$(162,458)	$(102,930)	$69,122
See accompanying notes

Libbey Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$(48,309)	$1,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,922	23,119
Impairment of goodwill and other intangible assets	46,881	—
Change in accounts receivable	(9,060)	(11,477)
Change in inventories	(10,593)	(13,956)
Change in accounts payable	6,743	919
Accrued interest and amortization of discounts and finance fees	557	449
Pension & non-pension post-retirement benefits, net	(1,165)	176
Accrued liabilities & prepaid expenses	(2,768)	1,215
Income taxes	(2,483)	(1,698)
Share-based compensation expense	1,935	1,456
Other operating activities	(908)	(430)
Net cash provided by operating activities	752	800

Investing activities:
Additions to property, plant and equipment	(18,300)	(21,349)
Net cash used in investing activities	(18,300)	(21,349)

Financing activities:
Borrowings on ABL credit facility	73,871	51,131
Repayments on ABL credit facility	(46,300)	(28,631)
Other repayments	—	(1,383)
Repayments on Term Loan B	(2,200)	(2,200)
Taxes paid on distribution of equity awards	(409)	(214)
Dividends	—	(2,595)
Net cash provided by financing activities	24,962	16,108

Effect of exchange rate fluctuations on cash	(182)	(437)
Increase (decrease) in cash	7,232	(4,878)

Cash & cash equivalents at beginning of period	25,066	24,696
Cash & cash equivalents at end of period	$32,298	$19,818

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,602	$9,766
Cash paid during the period for income taxes	$5,206	$3,584

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Software We account for software in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350. Software represents the costs of internally developed and/or purchased software for internal use. Capitalized costs include software packages, installation and internal labor costs of employees devoted to the software development project. Costs incurred to modify existing software, providing significant enhancements and creating additional functionality are also capitalized. Once a project is complete, we estimate the useful life of the internal-use software, generally amortizing these costs over a 3 to 10 year period. Software is classified on the balance sheet in property, plant and equipment, and the related cash flows are shown as cash outflows from investing activities.

Cloud Computing Arrangements We account for implementation costs for software that we gain access to in hosted cloud computing arrangements in accordance with FASB ASC 350. Capitalized costs of hosted cloud computing arrangements include configuration, installation, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, generally 3 to 10 years. In connection with our adoption of Accounting Standards Update (ASU) 2018-15 on January 1, 2019, these implementation costs are now classified on the balance sheet in prepaid and other current assets and other assets, and the related cash flows are presented as cash outflows from operations. Prior to January 1, 2019, implementation costs were included in property, plant and equipment, and the related cash flows were shown as cash outflows from investing activities. See New Accounting Standards - Adopted below. Our cloud computing arrangements primarily relate to our new global enterprise resource planning (ERP) system. At June 30, 2019, the net book value of these implementation costs included $0.3 million in prepaid and other current assets and $4.1 million in other assets on the Condensed Consolidated Balance Sheet. Amortization expense for the three and six-month periods were both immaterial.

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

See New Accounting Standards - Adopted below for the adoption impact of this lease accounting standard.

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$993	$1,166	$1,935	$1,456

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

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2019	December 31, 2018
Accounts receivable:
Trade receivables	$90,850	$82,521
Other receivables	2,100	1,456
Total accounts receivable, less allowances of $8,956 and $8,538	$92,950	$83,977

Inventories:
Finished goods	$185,185	$175,074
Work in process	1,746	1,363
Raw materials	3,608	4,026
Repair parts	10,279	10,116
Operating supplies	1,746	1,524
Total inventories, less loss provisions of $8,051 and $9,453	$202,564	$192,103

Accrued liabilities:
Accrued incentives	$22,740	$19,359
Other accrued liabilities	25,277	24,369
Total accrued liabilities	$48,017	$43,728

4.	Borrowings

Borrowings consist of the following:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2019	December 31, 2018
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$47,680	$19,868
Term Loan B	floating	(3)	April 9, 2021	378,000	380,200
Total borrowings				425,680	400,068
Less — unamortized discount and finance fees				1,867	2,368
Total borrowings — net				423,813	397,700
Less — long term debt due within one year				4,400	4,400
Total long-term portion of borrowings — net				$419,413	$393,300
________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 2.93 percent at June 30, 2019.

(3)
We have entered into interest rate swaps that effectively fix a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swaps in note 8 for additional details. The Term Loan B floating interest rate was 5.41 percent at June 30, 2019.

The ABL Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, are applied against the $100.0 million limit. At June 30, 2019, $8.6 million in letters of credit and other reserves were outstanding. Remaining unused availability under the ABL Facility was $43.7 million at June 30, 2019, compared to $71.6 million at December 31, 2018.

On June 17, 2019, Crisa Libbey Mexico S. de R.L. de C.V. entered into a $3.0 million working capital line of credit with Banco Santander Mexico to cover seasonal working capital needs, guaranteed by its parent company, Libbey Mexico, S. de R.L. de C.V. The line of credit matures on December 14, 2020, and has a floating interest rate of LIBOR plus 3.2 percent. At June 30, 2019, there were no borrowings under this line of credit. Interest with respect to borrowings on the line of credit is due monthly.

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

Our effective tax rate was (11.6) percent for the six months ended June 30, 2019, compared to 79.6 percent for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019, which was below the United States statutory rate of 21 percent, was reduced 24.8% percent by the nondeductible goodwill impairment charge and further reduced by other nondeductible costs, including interest, foreign exchange, certain employee costs and unbenefited losses in the Netherlands.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, the Mexican tax authority (SAT) assessed one of our Mexican subsidiaries related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest all significant components of the assessment in the Mexican courts if they are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time. There were no significant developments affecting this matter for the six months ended June 30, 2019.

6.	Pension and Non-pension Post-retirement Benefits

The components of our net pension expense, including the SERP (supplemental employee retirement plan), are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$783	$1,025	$260	$284	$1,043	$1,309
Interest cost	3,382	3,142	772	741	4,154	3,883
Expected return on plan assets	(5,193)	(5,669)	—	—	(5,193)	(5,669)
Amortization of unrecognized:
Prior service cost (credit)	—	1	(51)	(50)	(51)	(49)
Actuarial loss	1,088	1,599	105	154	1,193	1,753
Pension expense	$60	$98	$1,086	$1,129	$1,146	$1,227

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$1,566	$2,004	$519	$576	$2,085	$2,580
Interest cost	6,764	6,307	1,541	1,504	8,305	7,811
Expected return on plan assets	(10,386)	(11,329)	—	—	(10,386)	(11,329)
Amortization of unrecognized:
Prior service cost (credit)	—	1	(101)	(101)	(101)	(100)
Actuarial loss	2,175	3,236	208	313	2,383	3,549
Pension expense	$119	$219	$2,167	$2,292	$2,286	$2,511

We have contributed $0.4 million and $1.7 million of cash to our pension plans for the three months and six months ended June 30, 2019, respectively. Pension contributions for the remainder of 2019 are estimated to be $1.7 million.

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$112	$151	$—	$—	$112	$151
Interest cost	449	455	9	10	458	465
Amortization of unrecognized:
Prior service (credit)	(71)	(70)	—	—	(71)	(70)
Actuarial (gain)	(106)	(53)	(19)	(17)	(125)	(70)
Non-pension post-retirement benefit expense	$384	$483	$(10)	$(7)	$374	$476

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$222	$302	$—	$—	$222	$302
Interest cost	918	911	18	20	936	931
Amortization of unrecognized:
Prior service (credit)	(141)	(141)	—	—	(141)	(141)
Actuarial (gain)	(188)	(105)	(37)	(33)	(225)	(138)
Non-pension post-retirement benefit expense	$811	$967	$(19)	$(13)	$792	$954

Our 2019 estimate of non-pension cash payments is $5.5 million, of which we have paid $1.7 million and $3.5 million for the three months and six months ended June 30, 2019, respectively.

7.	Net Income (Loss) per Share of Common Stock

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2019	2018	2019	2018
Numerator for earnings per share:
Net income (loss) that is available to common shareholders	$(43,767)	$3,988	$(48,309)	$1,027

Denominator for basic earnings per share:
Weighted average shares outstanding	22,400,246	22,170,338	22,331,786	22,130,503

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	185,550	—	36,584
Adjusted weighted average shares and assumed conversions	22,400,246	22,355,888	22,331,786	22,167,087

Basic income (loss) per share	$(1.95)	$0.18	$(2.16)	$0.05

Diluted income (loss) per share	$(1.95)	$0.18	$(2.16)	$0.05

Anti-dilutive shares excluded from computation of diluted income (loss) per share	1,939,290	752,375	1,700,192	982,386

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

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and interest rate swaps as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of June 30, 2019, by Standard and Poor’s.

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented, all of which are cash flow hedges:

(dollars in thousands)		Fair Value of Derivative Assets
	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swaps	Prepaid and other current assets	$—	$1,425
Natural gas contracts	Prepaid and other current assets	—	226
Natural gas contracts	Other assets	—	39
Total derivative assets		$—	$1,690

		Fair Value of Derivative Liabilities
Interest rate swaps	Accrued liabilities	$1,080	$—
Interest rate swaps	Other long-term liabilities	12,363	5,713
Natural gas contracts	Accrued liabilities	854	—
Natural gas contracts	Other long-term liabilities	87	—
Total derivative liabilities		$14,384	$5,713

The following table presents cash settlements (paid) received related to the below derivatives:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Natural gas contracts	$(65)	$(36)	$63	$(234)
Interest rate swaps	347	(3)	691	(181)
Total	$282	$(39)	$754	$(415)

The following table provides a summary of the impacts of derivative gain (loss) of our cash flow hedges on the Condensed Consolidated Statements of Operations and other comprehensive income (OCI):

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	Location	2019	2018	2019	2018
Derivative gain (loss) recognized into OCI:
Natural gas contracts	OCI	$(1,106)	$123	$(1,143)	$334
Interest rate swaps	OCI	(4,987)	480	(8,465)	1,733
Total		$(6,093)	$603	$(9,608)	$2,067

Derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$(65)	$(36)	$63	$(234)
Interest rate swaps	Interest expense	335	40	690	(103)
Total		$270	$4	$753	$(337)

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

The following table presents the notional amount of our natural gas derivatives on the Condensed Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	June 30, 2019	December 31, 2018
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	3,710,000	3,150,000

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

Based on our current valuation, we estimate that accumulated losses for natural gas contracts currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a loss of $0.9 million in our Condensed Consolidated Statements of Operations.

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

Our interest rate swaps qualify and are designated as cash flow hedges at June 30, 2019, and are accounted for under FASB ASC 815, "Derivatives and Hedging." Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in an increase to interest expense of $1.1 million in our Condensed Consolidated Statements of Operations.

9.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

Three months ended June 30, 2019 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on March 31, 2019	$(23,266)	$(5,920)		$(87,522)		$(116,708)

Amounts recognized into AOCI	(533)	(6,093)		1,148		(5,478)
Currency impact	—	—		(84)		(84)
Amounts reclassified from AOCI	—	(270)	(1)	945	(2)	675
Tax effect	262	1,533		(499)		1,296
Other comprehensive income (loss), net of tax	(271)	(4,830)		1,510		(3,591)
Balance on June 30, 2019	$(23,537)	$(10,750)		$(86,012)		$(120,299)

Six months ended June 30, 2019 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2018	$(23,240)	$(2,866)		$(88,299)		$(114,405)

Amounts recognized into AOCI	(289)	(9,608)		1,148		(8,749)
Currency impact	—	—		(50)		(50)
Amounts reclassified from AOCI	—	(753)	(1)	1,915	(2)	1,162
Tax effect	(8)	2,477		(726)		1,743
Other comprehensive income (loss), net of tax	(297)	(7,884)		2,287		(5,894)
Balance on June 30, 2019	$(23,537)	$(10,750)		$(86,012)		$(120,299)

Three months ended June 30, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on March 31, 2018	$(11,850)	$1,546		$(88,585)		$(98,889)

Amounts recognized into AOCI	(7,392)	603		1,527		(5,262)
Currency impact	—	—		524		524
Amounts reclassified from AOCI	—	(4)	(1)	1,564	(2)	1,560
Tax effect	—	(127)		(736)		(863)
Other comprehensive income (loss), net of tax	(7,392)	472		2,879		(4,041)
Balance on June 30, 2018	$(19,242)	$2,018		$(85,706)		$(102,930)

Six months ended June 30, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2017	$(16,183)	$351		$(89,340)		$(105,172)

Cumulative-effect adjustment for the adoption of ASU 2017-12	—	(275)		—		(275)

Amounts recognized into AOCI	(3,059)	2,067		1,527		535
Currency impact	—	—		40		40
Amounts reclassified from AOCI	—	337	(1)	3,170	(2)	3,507
Tax effect	—	(462)		(1,103)		(1,565)
Other comprehensive income (loss), net of tax	(3,059)	1,942		3,634		2,517
Balance on June 30, 2018	$(19,242)	$2,018		$(85,706)		$(102,930)
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net Sales:
U.S. & Canada	$128,897	$128,474	$238,803	$236,415
Latin America	38,208	40,290	68,609	74,623
EMEA	32,678	38,175	60,720	70,423
Other	6,375	6,595	12,992	13,986
Consolidated	$206,158	$213,534	$381,124	$395,447

Segment EBIT:
U.S. & Canada	$17,267	$13,358	$27,064	$18,082
Latin America	3,187	7,433	3,836	9,583
EMEA	2,763	2,621	2,713	3,626
Other	(1,169)	660	(2,321)	(469)
Total Segment EBIT	$22,048	$24,072	$31,292	$30,822

Reconciliation of Segment EBIT to Net Income (Loss):
Segment EBIT	$22,048	$24,072	$31,292	$30,822
Retained corporate costs	(6,756)	(8,536)	(16,206)	(15,246)
Impairment of goodwill and other intangible assets (note 16)	(46,881)	—	(46,881)	—
Interest expense	(5,879)	(5,456)	(11,511)	(10,540)
Provision for income taxes	(6,299)	(6,092)	(5,003)	(4,009)
Net income (loss)	$(43,767)	$3,988	$(48,309)	$1,027

Depreciation & Amortization:
U.S. & Canada	$3,214	$3,052	$6,347	$6,439
Latin America	3,837	4,494	7,617	9,204
EMEA	1,706	1,940	3,405	3,949
Other	893	1,309	1,775	2,623
Corporate	341	445	778	904
Consolidated	$9,991	$11,240	$19,922	$23,119

Capital Expenditures:
U.S. & Canada	$2,540	$5,592	$5,924	$12,729
Latin America	3,531	2,778	7,722	5,167
EMEA	1,392	1,449	3,738	2,743
Other	41	142	300	262
Corporate	435	117	616	448
Consolidated	$7,939	$10,078	$18,300	$21,349

11.	Revenue

Our primary source of revenue is the sale of glass tableware products manufactured within a Libbey facility as well as globally sourced tabletop products, including glassware, ceramicware, metalware and others. Adjustments related to revenue recognized in prior periods was not material for the three months and six months ended June 30, 2019 and 2018. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Foodservice	$86,999	$93,194	$157,816	$169,367
Retail	60,222	61,670	115,795	117,431
Business-to-business	58,937	58,670	107,513	108,649
Consolidated	$206,158	$213,534	$381,124	$395,447

Each operating segment has revenues across all our business channels. Each channel has a different marketing strategy, customer base and product composition. For all periods presented, over 75 percent of each segment's revenue is derived from the following business channels: U.S. and Canada from foodservice and retail; Latin America from retail and business-to-business; and EMEA from business-to-business and retail.

12.	Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability) (dollars in thousands)	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(941)	$—	$(941)	$—	$265	$—	$265
Interest rate swaps	—	(13,443)	—	(13,443)	—	(4,288)	—	(4,288)
Net derivative asset (liability)	$—	$(14,384)	$—	$(14,384)	$—	$(4,023)	$—	$(4,023)

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

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

		June 30, 2019		December 31, 2018
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$378,000	$291,060	$380,200	$362,141

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

At June 30, 2019, the weighted-average remaining lease term was 6.7 years, and the weighted-average discount rate was 4.06 percent. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following table presents the lease costs and supplemental cash flow information related to our operating leases:

(dollars in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs	$3,972	$7,933
Short-term lease costs (1)	938	1,818
Total lease costs	$4,910	$9,751
(1) Includes variable lease costs which are immaterial.

Cash paid for operating leases included in the measurement of lease liabilities		$7,847
ROU assets obtained in exchange for lease liabilities		$73,041

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the balance sheet:

(dollars in thousands)	June 30, 2019
2019 (remainder of year)	$7,850
2020	14,432
2021	10,966
2022	9,742
2023	9,096
2024 and thereafter	23,884
Total minimum lease payments	75,970
Less: interest	(9,420)
Present value of future minimum lease payments	66,550
Less: lease liabilities (current portion)	(12,800)
Noncurrent lease liabilities	$53,750

As presented in our 2018 Form 10-K, the future minimum rental commitments under ASC 840 for non-cancelable operating leases as of December 31, 2018, was as follows (dollars in thousands):

2019	2020	2021	2022	2023	2024 and thereafter
$15,407	$13,787	$10,339	$9,143	$8,551	$20,755

14.	Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Gain (loss) on currency transactions	$(186)	$2,662	$(1,349)	$1,012
Pension and non-pension benefits, excluding service cost	(365)	(243)	(771)	(583)
Other non-operating income (expense)	(69)	161	(84)	44
Other income (expense)	$(620)	$2,580	$(2,204)	$473

15.	Contingencies

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

16.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	Six months ended June 30, 2019
Beginning balance December 31, 2018	$13,385
Amortization	(484)
Impairment (see below)	(900)
Foreign currency impact	(24)
Ending balance June 30, 2019	$11,977

Purchased intangible assets are composed of the following:

(dollars in thousands)	June 30, 2019	December 31, 2018
Indefinite life intangible assets	$11,117	$12,035
Definite life intangible assets, net of accumulated amortization of $20,472 and $20,006	860	1,350
Total	$11,977	$13,385

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our on-going assessment of goodwill as of June 30, 2019 resulted in the need to test

Libbey Holland's indefinite life intangible asset (Royal Leerdam® trade name) for impairment. We used a relief from royalty method to determine the fair market value that was compared to the carrying value of the indefinite life intangible asset. The sales forecast for Royal Leerdam® branded product was lowered due to declining performance of mid-tier retailers as consumers in EMEA move to discount and on-line retailers. As a result, the estimated fair value was determined to be lower than the carrying value, and we recorded a non-cash impairment charge of $0.9 million during the second quarter of 2019 in our EMEA reporting segment. The inputs used for this analysis are considered Level 3 inputs in the fair value hierarchy (see note 12).

The remaining definite life intangible assets at June 30, 2019 consist of customer relationships that are amortized over a period of 20 years and have a weighted average remaining life of 5.5 years. Amortization expense for definite life intangible assets was $0.5 million for the six months ended June 30, 2019. The future annual amortization expense remains unchanged from the Form 10-K for the year ended December 31, 2018.

Goodwill

Changes in goodwill balances are as follows:

(dollars in thousands)	U.S. & Canada	Latin America	Total
Beginning balance December 31, 2018:
Goodwill	$43,872	$125,681	$169,553
Accumulated impairment losses	(5,441)	(79,700)	(85,141)
Net beginning balance	38,431	45,981	84,412
Impairment (see below)	—	(45,981)	(45,981)
Ending balance June 30, 2019:
Goodwill	43,872	125,681	169,553
Accumulated impairment losses	(5,441)	(125,681)	(131,122)
Net ending balance	$38,431	$—	$38,431

As part of our on-going assessment of goodwill at June 30, 2019, we determined that a triggering event occurred due to the Company's market capitalization being less than the carrying value, resulting from the significant decline in the Company's share price during the quarter. Thus, an interim impairment test was performed. Additionally, during the second quarter, management updated its long-range plan; the updated plan contemplates lower sales and profitability within the Mexico reporting unit (within the Latin America reporting segment) as compared to the projections used in the most recent goodwill impairment testing performed as of October 1, 2018. As the impairment testing indicated that the carrying value of the Mexico reporting unit exceeded its fair value, we recorded a non-cash impairment charge of $46.0 million during the second quarter of 2019. After recording the impairment charge, there is no longer any goodwill on the balance sheet related to the Mexico acquisition.

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

The estimated fair value of our other reporting unit that has goodwill continued to exceed its carrying value, by approximately 40 percent, and is in the U.S. and Canada reporting segment.

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

Overview

During the second quarter of 2019, we continued to experience the impacts of intense global competition in all of our business channels and increased economic and political uncertainty stemming from factors that include ongoing trade tensions between the United States and China and between the United States and Mexico. Although trade tensions have diminished recently between the United States and Mexico, there are no indications of the competitive environment and economic uncertainty easing through the remainder of the year.

The U.S. economic growth projections continue to trend downward as a result of political uncertainty from potential tariff wars, as well as reduced business and consumer confidence. Despite these headwinds, the U.S. & Canada segment delivered growth in the low-single-digit range from increased volumes in the business-to-business and retail channels, which include e-commerce. As the retail industry continues to transform from brick-and-mortar to online commerce, we expect to leverage the investments made in our e-commerce platform during 2017 and 2018 to deliver continued sales growth throughout 2019 in the retail channel.

We do, however, continue to see declines in U.S. & Canada foodservice traffic, as has been reported by third-party research firms Knapp-Track and Blackbox every quarter since 2012. Our U.S. & Canada foodservice channel is currently performing in-line with market trends. Management expects these trends, and the challenging environment experienced during 2018 and the first half of 2019, to continue for the remainder of the year.

Growth forecasts in Latin America show economic declines persisting through 2019, as a result of a weakening global economy and ongoing political and economic uncertainty in some of the larger regions such as Argentina and Brazil. Trade tensions between the U.S. and Mexico have subsided recently, but lingering concern of a trade war will continue to impact the region. In addition, Latin America is seeing increased competitive pressure as low cost imports from China are making their way into the region as a result of the trade tensions with the U.S.

The European economic slowdown has carried forward into 2019 alongside the continued political risk within the region, global trade tensions and declines in business and consumer confidence. We are also seeing increased pressure in the retail channel in EMEA as mid-tier stores (where Royal Leerdam® is more prevalent) show traffic continuing to decline as purchases shift online and to discounters. Uncertainty surrounding the United Kingdom's exit from the European Union remains, as an agreement has not been made on a Brexit deal. With a new prime minister taking over in July of 2019, there is potential for additional delays for a Brexit deal.

China's competitive environment continues to be challenging. Economic growth rates in China are at or below those over the last few years. Trade tensions continue to escalate between the U.S. and China, resulting in continued debt risks and signs of weakening consumption within the region. On February 18, 2019, the Board of Directors of Libbey approved a plan to pursue strategic alternatives with respect to our business in the People's Republic of China (PRC), including a potential sale or closure of our manufacturing and distribution facility located in Langfang, PRC. We are currently continuing the process of assessing all available options.

The business-to-business channel is impacted by general trends in each region and is dependent on customer demands.

For the second quarter of 2019, our net sales of $206.2 million were 3.5 percent lower than the prior-year quarter, or 2.5 percent lower on a constant currency basis. The reduction in net sales was driven by the unfavorable impacts of channel mix in our U.S. & Canada region, mix of product sold and currency, partially offset by price realization in U.S. and Canada and Latin America and higher unit volumes in the U.S. and Canada. We recorded a net loss of $43.8 million for the three months ended June 30, 2019, compared to net income of $4.0 million in the year-ago quarter. The current quarter net loss primarily resulted from $46.9 million of non-cash impairment charges, including $46.0 million of goodwill in our Latin America segment and $0.9 million for a trade name in our EMEA segment. Continuing declines in our U.S. foodservice traffic and macroeconomic uncertainty in Europe and Latin America challenged our top-line performance in the quarter; however, solid operational execution across our footprint and lower depreciation enabled us to deliver a 90-basis-point improvement in our gross margins. In addition, we continue to make progress on expanding our e-commerce platform (including new product launches) and with our ERP implementation.

We intend to use our cash flow from operations to reduce our debt obligations and continue investing in strategic initiatives that are expected to increase long-term shareholder returns.

See note 10, Segments, for details on how we report and define our segments.

Results of Operations

The following table presents key results of our operations for the three months and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2019	2018	2019	2018
Net sales	$206,158	$213,534	$381,124	$395,447
Gross profit	$46,725	$46,493	$80,683	$80,163
Gross profit margin	22.7%	21.8%	21.2%	20.3%
Income (loss) from operations (IFO)(1)	$(30,969)	$12,956	$(29,591)	$15,103
IFO margin	(15.0)%	6.1%	(7.8)%	3.8%
Net income (loss) (1)	$(43,767)	$3,988	$(48,309)	$1,027
Net income (loss) margin	(21.2)%	1.9%	(12.7)%	0.3%
Diluted net income (loss) per share	$(1.95)	$0.18	$(2.16)	$0.05
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (2) (non-GAAP)	$25,283	$26,776	$35,008	$38,695
Adjusted EBITDA margin (2) (non-GAAP)	12.3%	12.5%	9.2%	9.8%
____________________________________

(1)
The three and six month periods ended June 30, 2019 include $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Latin America segment and $0.9 million for a trade name in our EMEA segment).

(2)
We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net income (loss) to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the "Reconciliation of Net Income (Loss) to Adjusted EBITDA" and "Non-GAAP Measures" sections below in the Discussion of Second Quarter 2019 Compared to Second Quarter 2018.

Discussion of Second Quarter 2019 Compared to Second Quarter 2018
Net Sales
The following table summarizes net sales by operating segment:

Three months ended June 30, (dollars in thousands)			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
	2019	2018	$ Change	% Change
U.S. & Canada	$128,897	$128,474	$423	0.3%	$(15)	0.3%
Latin America	38,208	40,290	(2,082)	(5.2)%	227	(5.7)%
EMEA	32,678	38,175	(5,497)	(14.4)%	(1,921)	(9.4)%
Other	6,375	6,595	(220)	(3.3)%	(407)	2.8%
Consolidated	$206,158	$213,534	$(7,376)	(3.5)%	$(2,116)	(2.5)%
_____________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the second quarter of 2019 were $128.9 million, compared to $128.5 million in the second quarter of 2018, an increase of 0.3 percent, which was driven by higher volume and price realization, partially offset by unfavorable channel mix and unfavorable mix of product sold versus the prior-year period. Net sales in our business-to-business and retail channels increased $3.7 million and $1.1 million, respectively, in the second quarter of 2019 as compared to prior year, primarily due to increased volume. We continue to see declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox. Net sales in our foodservice channel decreased $4.4 million primarily due to lower volume and unfavorable mix of product sold compared to the prior year.

Net Sales — Latin America

Net sales in Latin America in the second quarter of 2019 were $38.2 million, compared to $40.3 million in the second quarter of 2018, a decrease of 5.2 percent (a decrease of 5.7 percent excluding currency fluctuation). The decrease in net sales is primarily attributable to unfavorable product mix sold within the business-to-business channel, partially offset by favorable pricing and a favorable currency impact. Net sales in the business-to-business channel decreased $1.6 million, and the foodservice channel decreased $0.4 million in comparison to the prior-year period. The retail channel net sales were flat in the second quarter of 2019 compared to the prior-year period.

Net Sales — EMEA

Net sales in EMEA in the second quarter of 2019 were $32.7 million, compared to $38.2 million in the second quarter of 2018, a decrease of 14.4 percent (a decrease of 9.4 percent excluding currency fluctuation). The net sales decrease is primarily attributable to lower volume in all three channels and an unfavorable currency impact of $1.9 million.

Gross Profit

Gross profit increased to $46.7 million in the second quarter of 2019, compared to $46.5 million in the prior-year quarter. Gross profit as a percentage of net sales increased to 22.7 percent in the second quarter of 2019, compared to 21.8 percent in the prior-year quarter. The primary drivers of the $0.2 million, or 90-basis points, improvement in gross profit were favorable manufacturing activity of $3.5 million (primarily related to reduced production labor costs and lower repairs and maintenance), lower depreciation and amortization of $0.8 million, and lower utility expenses of $0.6 million. This was partially offset by an unfavorable net sales impact of $4.7 million. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally (including downtime, efficiency and utilization) and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income (Loss) From Operations

Income (loss) from operations for the quarter ended June 30, 2019, decreased $43.9 million to $(31.0) million, compared to $13.0 million in the prior-year quarter. Income (loss) from operations as a percentage of net sales was (15.0) percent for the quarter ended June 30, 2019, compared to 6.1 percent in the prior-year quarter. The unfavorable change in income (loss) from operations was driven by the $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Mexico reporting unit and $0.9 million for a trade name in our EMEA segment), partially offset by reduced selling, general and administrative expenses of $2.7 million and the increase in gross profit of $0.2 million (discussed above). The favorable change in selling, general and administrative expenses was driven by less spend in the following areas: legal and professional fees of $0.8 million, research and development of $0.4 million, and other discretionary expenses of $0.7 million, as well as a favorable currency impact of $0.3 million.

Net Income (Loss) and Diluted Net Income Per Share

We recorded a net loss of $(43.8) million, or $(1.95) per diluted share, in the second quarter of 2019, compared to a net income of $4.0 million, or $0.18 per diluted share, in the prior-year quarter. Net income (loss) as a percentage of net sales was (21.2) percent in the second quarter of 2019, compared to 1.9 percent in the prior-year quarter. The unfavorable change in net income (loss) and diluted net income (loss) per share is due to the factors discussed in Income (Loss) From Operations above, an unfavorable change of $3.2 million in other income (expense) driven by foreign currency impacts, higher interest expense of $0.4 million, and additional income tax expense of $0.2 million. The Company's effective tax rate was (16.8) percent for the second quarter of 2019, compared to 60.4 percent in the prior-year quarter. The change in the effective tax rate was driven by several items, including differing levels of pretax income, the nondeductible goodwill impairment, nondeductible interest expense and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended June 30, (dollars in thousands)				Segment EBIT Margin
	2019	2018	$ Change	2019	2018
U.S. & Canada	$17,267	$13,358	$3,909	13.4%	10.4%
Latin America	$3,187	$7,433	$(4,246)	8.3%	18.4%
EMEA	$2,763	$2,621	$142	8.5%	6.9%
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

For the three month period ended June 30, 2019, Segment EBIT excludes $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Latin America segment and $0.9 million for a trade name in our EMEA segment).

Segment EBIT — U.S. & Canada

Segment EBIT was $17.3 million in the second quarter of 2019, compared to $13.4 million in the second quarter of 2018. Segment EBIT as a percentage of net sales increased to 13.4 percent for 2019, compared to 10.4 percent in 2018. The $3.9 million increase in Segment EBIT was driven by favorable manufacturing activity of $4.6 million (including less downtime in the current year period as the prior-year period had furnace rebuilds, as well as production labor efficiencies), less shipping and storage costs of $0.8 million, and less utilities expense of $0.8 million. Partially offsetting the favorable items was an unfavorable sales impact of $2.6 million. Shipping and storage costs include freight, warehousing expenses and associated labor.

Segment EBIT — Latin America

Segment EBIT decreased to $3.2 million in the second quarter of 2019, from $7.4 million in the second quarter of 2018. Segment EBIT as a percentage of net sales decreased to 8.3 percent for 2019, compared to 18.4 percent in 2018. The primary drivers of the $4.2 million decrease were an unfavorable currency impact of $2.1 million, unfavorable shipping and storage costs of $1.0 million (primarily related to additional freight and warehousing costs), unfavorable sales impact of $0.5 million and unfavorable manufacturing activity of $0.5 million (including downtime of $1.2 million as a result of planned furnace rebuilds in the current quarter).

Segment EBIT — EMEA

Segment EBIT increased to $2.8 million in the second quarter of 2019, compared to $2.6 million in the second quarter of 2018. Segment EBIT as a percentage of net sales increased to 8.5 percent for 2019, from 6.9 percent in 2018. The majority of the $0.1 million increase in Segment EBIT was driven by favorable manufacturing efficiencies of $1.3 million, a favorable currency impact of $0.2 million, and less discretionary spend of $0.2 million, offset by an unfavorable sales impact of $1.6 million.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased by $1.5 million to $25.3 million in the second quarter of 2019, compared to $26.8 million in the second quarter of 2018. As a percentage of net sales, our Adjusted EBITDA margin was 12.3 percent for the second quarter of 2019, compared to 12.5 percent in the year-ago quarter. The key contributors to the decrease in Adjusted EBITDA were an unfavorable sales impact of $4.7 million and an unfavorable currency impact of $2.7 million. These unfavorable items were partially offset by $3.5 million of favorable manufacturing activity (including lower production labor costs of $1.3 million and lower repairs and maintenance costs of $1.0 million) and $2.2 million of reduced selling, general and administrative expense. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted below in the "Reconciliation of Net Income (Loss) to Adjusted EBITDA."

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income (loss) (U.S. GAAP)	$(43,767)	$3,988	$(48,309)	$1,027
Add:
Interest expense	5,879	5,456	11,511	10,540
Provision for income taxes	6,299	6,092	5,003	4,009
Depreciation and amortization	9,991	11,240	19,922	23,119
Add: Special item before interest and taxes:
Impairment of goodwill and other intangible assets (see note 16)	46,881	—	46,881	—
Adjusted EBITDA (non-GAAP)	$25,283	$26,776	$35,008	$38,695

Net sales	$206,158	$213,534	$381,124	$395,447
Net income (loss) margin (U.S. GAAP)	(21.2)%	1.9%	(12.7)%	0.3%
Adjusted EBITDA margin (non-GAAP)	12.3%	12.5%	9.2%	9.8%

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

Discussion of First Six Months 2019 Compared to First Six Months 2018

Net Sales

The following table summarizes net sales by operating segment:

Six months ended June 30,			Increase/(Decrease)		Currency Effects	Constant Currency Sales Growth (Decline) (1)
(dollars in thousands)	2019	2018	$ Change	% Change
U.S. & Canada	$238,803	$236,415	$2,388	1.0%	$(43)	1.0%
Latin America	68,609	74,623	(6,014)	(8.1)%	(302)	(7.7)%
EMEA	60,720	70,423	(9,703)	(13.8)%	(4,144)	(7.9)%
Other	12,992	13,986	(994)	(7.1)%	(783)	(1.5)%
Consolidated	$381,124	$395,447	$(14,323)	(3.6)%	$(5,272)	(2.3)%
_________________________

(1)
We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section above for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in the U.S. & Canada were $238.8 million in the first six months of 2019, compared to $236.4 million in the first six months of 2018, an increase of 1.0 percent, driven by higher volumes and favorable price and mix of product sold, partially offset by unfavorable channel mix. Net sales in our business-to-business and retail channels increased $5.5 million and $4.1 million, respectively, in the current-year period primarily due to increased volume. We continue to see declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox. Net sales in our foodservice channel decreased $7.3 million primarily due to lower volume, partially offset by favorable price and mix of product sold compared to the prior year. Part of the decline in foodservice volume was caused by first-quarter 2019 events relating to the U.S. government shutdown and unusually severe weather across much of the U.S.

Net Sales — Latin America

Net sales in Latin America were $68.6 million in the first six months of 2019, compared to $74.6 million in the first six months of 2018, a decrease of 8.1 percent (a decrease of 7.7 percent excluding the impact of currency). The decrease in net sales is primarily attributable to lower volume in retail and foodservice, unfavorable product mix in the business-to-business channel, and unfavorable currency of $0.3 million, partially offset by favorable pricing. In comparison to the prior year period, net sales in the business-to-business channel decreased $2.7 million, and net sales in the retail channel decreased $2.2 million. In addition, net sales in the foodservice channel decreased $1.1 million year over year.

Net Sales — EMEA

Net sales in EMEA were $60.7 million in the first six months of 2019, compared to $70.4 million in the first six months of 2018, a decrease of 13.8 percent (a decrease of 7.9 percent excluding currency fluctuation). Lower volumes across all three channels and an unfavorable currency impact of $4.1 million led to the decrease in net sales, compared to the prior-year period. Partially offsetting the reductions was favorable price and mix of product sold.

Gross Profit

Gross profit increased to $80.7 million in the first six months of 2019, compared to $80.2 million in the prior-year period. Gross profit as a percentage of net sales increased to 21.2 percent in the six months ended June 30, 2019, compared to 20.3 percent in the prior-year period. Contributing to the $0.5 million increase in gross profit were favorable manufacturing activity of $3.1 million, less depreciation and amortization expense of $2.4 million, and less benefit-related spend of $0.5 million. Partially offsetting these favorable items were an unfavorable sales impact of $3.8 million and additional shipping and storage costs of $1.8 million [primarily related to freight expense and Third Party Logistics (3PL) service costs].

Income (Loss) From Operations

Income (loss) from operations for the six months ended June 30, 2019, decreased $44.7 million to $(29.6) million, compared to $15.1 million in the prior-year period. Income (loss) from operations as a percentage of net sales was (7.8) percent for the six months ended June 30, 2019, compared to 3.8 percent in the prior-year period. The unfavorable change in income (loss) from operations was driven by the $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Mexico reporting unit and $0.9 million for a trade name in our EMEA segment), partially offset by reduced selling, general and administrative expenses of $1.7 million, as well as the increase in gross profit of $0.5 million (discussed above). The favorable change in selling, general and administrative expenses was driven by reduced legal and professional fees of $1.1 million, as well as a favorable currency impact of $0.7 million. A reduction of spend relating to our e-commerce initiative was offset by increased spend on our ERP implementation in the current year.

Net Income (Loss) and Diluted Net Income (Loss) Per Share

We recorded a net loss of $(48.3) million, or $(2.16) per diluted share, in the first six months of 2019, compared to net income of $1.0 million, or $0.05 per diluted share, in the year-ago period. Net income (loss) as a percentage of net sales was (12.7) percent in the first six months of 2019, compared to 0.3 percent in the first six months of 2018. The unfavorable change in net income (loss) and diluted net income (loss) per share is due to the factors discussed in Income (Loss) From Operations above, as well as an unfavorable change of $2.7 million in the other income (expense) driven by foreign currency impacts, additional income tax expense of $1.0 million and higher interest expense of $1.0 million. The Company's effective tax rate was (11.6) percent for the first six months of 2019, compared to 79.6 percent in the year-ago period. The change in the effective tax rate was driven by several items, including differing levels of pretax income, the nondeductible goodwill impairment, nondeductible interest expense and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Six months ended June 30, 2019				Segment EBIT Margin
(dollars in thousands)	2019	2018	$ Change	2019	2018
U.S. & Canada	$27,064	$18,082	$8,982	11.3%	7.6%
Latin America	$3,836	$9,583	$(5,747)	5.6%	12.8%
EMEA	$2,713	$3,626	$(913)	4.5%	5.1%
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
For the six month period ended June 30, 2019, Segment EBIT excludes $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Latin America segment and $0.9 million for a trade name in our EMEA segment).

Segment EBIT — U.S. & Canada

Segment EBIT increased to $27.1 million in the first six months of 2019, compared to $18.1 million in the first six months of 2018. Segment EBIT as a percentage of net sales increased to 11.3 percent for the six months ended June 30, 2019, compared to 7.6 percent in the prior-year period. The $9.0 million increase in Segment EBIT was driven by favorable manufacturing activity of $6.6 million (including $4.7 million of less downtime in the current year due to higher than normal furnace rebuilds in the prior year), reduced e-commerce spend of $1.2 million and a favorable non-repeating inventory reserve impact from 2018 of $1.1 million.

Segment EBIT — Latin America

Segment EBIT decreased to $3.8 million in the first six months of 2019, compared to $9.6 million in the prior-year period. Segment EBIT as a percentage of net sales decreased to 5.6 percent for the six months ended June 30, 2019, compared to 12.8 percent in the prior-year period. The primary drivers of the $5.7 million decrease were unfavorable manufacturing activity of $1.8 million (including downtime of $2.4 million as a result of planned furnace rebuilds), increased shipping and storage costs of $1.6 million (relating to additional freight and warehousing costs), an unfavorable currency impact of $1.5 million, an unfavorable sales impact of $1.0 million and higher utility expense of $0.9 million. Partially offsetting the unfavorable items was lower depreciation and amortization expense of $1.6 million.

Segment EBIT — EMEA

Segment EBIT decreased to $2.7 million for the first six months of 2019, compared to $3.6 million in the prior-year period. Segment EBIT as a percentage of net sales decreased to 4.5 percent for the first six months of 2019, compared to 5.1 percent in the prior-year period. The majority of the $0.9 million decrease in Segment EBIT was driven by an unfavorable sales impact of $1.5 million, partially offset by favorable manufacturing activity of $0.5 million.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased by $3.7 million in the first six months of 2019 to $35.0 million, compared to $38.7 million in the first six months of 2018. As a percentage of net sales, Adjusted EBITDA was 9.2 percent for the first six months of 2019, compared to 9.8 percent in the year-ago period. The key contributors to the decrease in Adjusted EBITDA were an unfavorable sales impact of $3.8 million and an unfavorable currency impact of $2.6 million, partially offset by favorable manufacturing activity of $3.1 million. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance, as noted above in the "Reconciliation of Net Income (Loss) to Adjusted EBITDA" included in the "Discussion of Second Quarter 2019 Compared to Second Quarter 2018" section of this quarterly report, which is incorporated herein by reference.
Capital Resources and Liquidity
Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at June 30, 2019, we had $47.7 million of outstanding borrowings and $8.6 million outstanding in letters of credit and other reserves, resulting in $43.7 million of unused availability. On June 17, 2019, Libbey Mexico entered into a $3.0 million working capital line of credit to cover seasonal working capital needs, and there were no borrowings under this line of credit at June 30, 2019. In addition, we had $32.3 million of cash on hand at June 30, 2019, compared to $25.1 million of cash on hand at December 31, 2018. Of our total cash on hand at June 30, 2019, and December 31, 2018, $29.9 million and $21.7 million, respectively, were held in foreign subsidiaries. We plan to indefinitely reinvest the excess of the amount for financial reporting over the tax basis of investments in our European and Mexican operations to support ongoing operations, capital expenditures, debt service, and continued growth plans outside the United States. All other earnings can be distributed as allowable under local laws. Our Chinese subsidiaries' cash balance was $19.4 million as of June 30, 2019. Local PRC law currently limits distribution of this cash as a dividend; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

Our sales and operating income tend to be stronger in the last three quarters of each year and weaker in the first quarter of each year, primarily due to the impact of consumer buying patterns and production activity. This seasonal pattern causes cash provided by operating activities to be higher in the second half of the year and lower during the first half of the year. Based on our operating plans and current forecast expectations, we anticipate that our level of cash on hand, cash flows from operations and borrowing capacity under our lines of credit will provide sufficient cash availability to meet our ongoing liquidity needs.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital(4) components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	June 30, 2019	December 31, 2018	June 30, 2018
Accounts receivable — net	$92,950	$83,977	$100,948
DSO (1)	43.3	38.4	45.7
Inventories — net	$202,564	$192,103	$200,818
DIO (2)	94.3	87.9	90.9
Accounts payable	$79,635	$74,836	$80,686
DPO (3)	37.1	34.2	36.5
Trade Working Capital (4) (non-GAAP)	$215,879	$201,244	$221,080
DWC (5)	100.5	92.1	100.0
Percentage of net sales	27.5%	25.2%	27.4%
___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.

(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.

(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.

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

Trade Working Capital (as defined above) was $215.9 million at June 30, 2019, an increase of $14.6 million from December 31, 2018. Our Trade Working Capital normally increases during the first half of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality, higher inventory levels to fulfill customer orders and new product introductions. In addition, there was an increase in accounts receivable, partially offset by an increase in accounts payable due to timing of payments. As a result, Trade Working Capital as a percentage of the last twelve-month net sales was 27.5 percent at June 30, 2019, 25.2 percent at December 31, 2018, and 27.4 percent at June 30, 2018.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate		Maturity Date	June 30, 2019	December 31, 2018
Borrowings under ABL Facility	floating	(2)	December 7, 2022 (1)	$47,680	$19,868
Term Loan B	floating	(3)	April 9, 2021	378,000	380,200
Total borrowings				425,680	400,068
Less — unamortized discount and finance fees				1,867	2,368
Total borrowings — net (4)				$423,813	$397,700
____________________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.

(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 2.93 percent at June 30, 2019.

(3)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.

(4)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $425.7 million and $400.1 million at June 30, 2019, and December 31, 2018, respectively. Contributing to the $25.6 million increase in borrowings was a $27.8 million increase in ABL borrowings, partially offset by $2.2 million in quarterly amortization payments under our Term Loan B.

Of our total borrowings, $205.7 million, or approximately 48.3 percent, were subject to variable interest rates at June 30, 2019, as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. We have executed additional swaps that convert $200.0 million of our debt from variable to fixed from January 2020 to January 2025. For further discussion on our interest rate swaps, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.1 million on an annual basis.

Included in interest expense are the amortization of discounts and other financing fees. These items amounted to $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018.

Cash Flow

	Six months ended June 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$752	$800
Net cash used in investing activities	$(18,300)	$(21,349)
Net cash provided by financing activities	$24,962	$16,108

Our net cash provided by operating activities was $0.8 million in the first six months of 2019, as well as $0.8 million in the first six months of 2018. Contributing to the comparable cash flow from operations were increased payments on previously accrued liabilities, an unfavorable change in operating earnings, higher incentive compensation payments, higher pension/nonpension payments of $2.1 million, and additional income tax payments of $1.6 million. Offsetting these unfavorable cash flow items was a favorable impact of $11.6 million related to Trade Working Capital (accounts receivable, inventories and accounts payable).

Our net cash used in investing activities was $18.3 million and $21.3 million in the first six months of 2019 and 2018, respectively, in each case representing capital expenditures.

Net cash provided by financing activities was $25.0 million in the first six months of 2019, compared to $16.1 million in the year-ago period. The primary drivers of the $8.9 million change were a reduction in the net proceeds drawn on the ABL Facility of $5.1 million in the first six months of 2019, as well as 2018 payments that did not repeat in 2019 (dividends of $2.6 million and other debt repayments of $1.4 million).

Free Cash Flow

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Six months ended June 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$752	$800
Net cash used in investing activities	(18,300)	(21,349)
Free Cash Flow (1) (non-GAAP)	$(17,548)	$(20,549)
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
Free Cash Flow is used in conjunction with, and in addition to, results presented in accordance with U.S. GAAP. Free Cash Flow is neither intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities recorded under U.S. GAAP. Free Cash Flow may not be comparable to similarly titled measures reported by other companies.

Our Free Cash Flow was $(17.5) million during the first six months of 2019, compared to $(20.5) million in the the first six months of 2018, a favorable change of $3.0 million. The primary contributors to this change are the same 1:1 relationship as the comparable cash flow impact from operating activities and the favorable change of $3.0 million in investing activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes. At June 30, 2019, we had commodity contracts for 3,710,000 MMBTUs of natural gas with a fair market value of a $0.9 million liability. We have hedged a portion of our forecasted transactions through December 2020. At December 31, 2018, we had commodity forward contracts for 3,150,000 MMBTUs of natural gas with a fair market value of a $0.3 million asset. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of June 30, 2019, by Standard & Poor’s.

We have interest rate swap agreements in place to fix certain interest payments of our current and future floating rate Term Loan B debt. The first interest rate swap maintains a fixed interest rate of 4.85 percent, including the credit spread, on $220.0 million of our current Term Loan B debt and matures on January 9, 2020. Two additional interest rate swaps, with a combined notional amount of $200.0 million, become effective in January 2020, when the first swap matures. These two future swaps in essence extend the first swap, have a term of January 2020 to January 2025, and carry a fixed interest rate of 6.19%, including credit spread. Upon refinancing our Term Loan B, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread. At June 30, 2019, the Term Loan B debt held a floating interest rate of 5.41 percent. If the counterparties to the interest rate swap agreements were to fail to perform, the interest rate swaps would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparties. The counterparties held a Standard & Poor's rating of BBB+ or better as of June 30, 2019.

The fair market value of our interest rate swaps is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreements was a $13.4 million liability at June 30, 2019, and a $4.3 million liability at December 31, 2018.

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

As this decision by the Board of Directors may result in changes in our business plans or management's intentions regarding future utilization of the related assets, a calculation was performed in accordance with FASB ASC Topic 360,  "Property Plant and Equipment" (ASC 360) to determine if there was an indicator of impairment. The calculation considered all strategic alternatives that were being considered by management as of June 30, 2019 and the likelihood of each of the alternatives. The resulting calculation did not indicate an impairment as of June 30, 2019, as the combined probability weighted average of the undiscounted cash flows associated with each alternative exceeded the carrying value of the assets. However, we will continue to monitor the alternatives being considered by management as changes in strategy or alternatives available may result in future impairment charges.

We also tested the Libbey Holland reporting unit's fixed assets under ASC 360, as this reporting unit has a history of operating losses and our long-term plan indicates this trend will continue into the near future before turning positive. While the current long-term forecast does not indicate an impairment, the forecast is dependent on specific management actions. Should management decide not to take these actions, or the returns derived from such actions be less favorable than forecasted, there could be an impairment trigger which may result in an impairment charge.

Goodwill & Other Purchased Intangible Assets

As part of our on-going assessment of goodwill at June 30, 2019, it was noted that the significant reduction to the Company's share price throughout the quarter resulted in the market capitalization being less than the carrying value. As a result, we determined a triggering event had occurred and accordingly, interim impairment tests of goodwill and other intangible assets was performed as of June 30, 2019. Additionally, during the second quarter, management updated its long-range plan which indicated lower sales and profitability within the Mexico reporting unit (within the Latin America reporting segment) as compared to the projections used in the most recent goodwill impairment testing performed as of October 1, 2018. As a result, the impairment testing indicated that the carrying value of the Mexico reporting unit exceeded its fair value, and we recorded a non-cash impairment charge of $46.0 million during the second quarter of 2019. After recording the impairment charge, there is no longer any goodwill on the balance sheet related to the Mexico acquisition.

The estimated fair value of our other reporting unit that has goodwill continued to exceed its carrying value, by approximately 40 percent, and is in the U.S. and Canada reporting segment.

In conjunction with the goodwill impairment testing, we also tested Libbey Holland's indefinite life intangible asset (Royal Leerdam® trade name) for impairment. We used a relief from royalty method to determine the fair market value that was compared to the carrying value of the indefinite life intangible asset. The sales forecast for Royal Leerdam® branded product was lowered due to declining performance of mid-tier retailers as consumers in EMEA move to discount and on-line retailers. As a result, the estimated fair value was determined to be lower than the carrying value, and we recorded a non-cash impairment charge of $0.9 million during the second quarter of 2019 in our EMEA reporting segment.

With the Royal Leerdam® trade name fair value equaling its carrying value at June 30, 2019, there is a potential of future impairment for the remaining intangible asset balance of $0.9 million if there is further degradation in the perceived value of the brand.

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

Item 1A. Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2019	—	$—	—	941,250
May 1 to May 31, 2019	—	$—	—	941,250
June 1 to June 30, 2019	—	$—	—	941,250
Total	—	$—	—	941,250
_____________________

(1)
We announced on December 10, 2002, that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. In January 2015, our Board of Directors increased the current stock repurchase authorization by an additional 500,000 shares, for a total of 3,000,000 shares authorized. There is no expiration date for this authorization. No shares have been repurchased since April 2016.

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

10.1
Line of credit between Crisa Libbey Mexico S. de R.L. de C.V. and Banco Santander Mexico, guaranteed by Libbey Mexico, S. de R.L. de C.V., dated as of June 17, 2019 (English translation of Spanish original) (filed herein).

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

Libbey Inc.

Date:	August 1, 2019	by:	/s/ James C. Burmeister
James C. Burmeister
Senior Vice President, Chief Financial Officer