Form 10-Q
period 2019-09-30
LIBBEY INC
filed 2019-10-30
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Common Stock, $.01 par value 22,355,997 shares at October 23, 2019

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Libbey Inc.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,
	2019	2018
Net sales	$192,418	$190,775
Freight billed to customers	804	780
Total revenues	193,222	191,555
Cost of sales	158,836	154,315
Gross profit	34,386	37,240
Selling, general and administrative expenses	30,982	33,336
Income from operations	3,404	3,904
Other income (expense)	346	(1,453)
Earnings before interest and income taxes	3,750	2,451
Interest expense	5,699	5,652
Loss before income taxes	(1,949)	(3,201)
Provision for income taxes	1,508	1,758
Net loss	$(3,457)	$(4,959)

Net loss per share:
Basic	$(0.15)	$(0.22)
Diluted	$(0.15)	$(0.22)
Dividends declared per share	$—	$—

See accompanying notes

Libbey Inc.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Nine months ended September 30,
	2019	2018
Net sales	$573,542	$586,222
Freight billed to customers	2,298	2,475
Total revenues	575,840	588,697
Cost of sales	460,771	471,294
Gross profit	115,069	117,403
Selling, general and administrative expenses	94,375	98,396
Impairment of goodwill and other intangible assets	46,881	—
Income (loss) from operations	(26,187)	19,007
Other income (expense)	(1,858)	(980)
Earnings (loss) before interest and income taxes	(28,045)	18,027
Interest expense	17,210	16,192
Income (loss) before income taxes	(45,255)	1,835
Provision for income taxes	6,511	5,767
Net loss	$(51,766)	$(3,932)

Net loss per share:
Basic	$(2.31)	$(0.18)
Diluted	$(2.31)	$(0.18)
Dividends declared per share	$—	$0.1175

See accompanying notes

Libbey Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net loss	$(3,457)	$(4,959)	$(51,766)	$(3,932)

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	790	874	3,077	4,508
Change in fair value of derivative instruments, net of tax	(1,811)	(734)	(9,695)	1,208
Foreign currency translation adjustments, net of tax	(4,343)	(2,707)	(4,640)	(5,766)
Other comprehensive income (loss), net of tax	(5,364)	(2,567)	(11,258)	(50)

Comprehensive income (loss)	$(8,821)	$(7,526)	$(63,024)	$(3,982)

See accompanying notes

Libbey Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$27,668	$25,066
Accounts receivable — net	90,745	83,977
Inventories — net	195,669	192,103
Prepaid and other current assets	20,709	16,522
Total current assets	334,791	317,668
Purchased intangible assets — net	11,868	13,385
Goodwill	38,431	84,412
Deferred income taxes	29,346	26,090
Other assets	14,670	7,660
Operating lease right-of-use assets	62,052	—
Property, plant and equipment — net	249,734	264,960
Total assets	$740,892	$714,175

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$74,963	$74,836
Salaries and wages	28,409	27,924
Accrued liabilities	48,433	43,728
Accrued income taxes	4,424	3,639
Pension liability (current portion)	3,479	3,282
Non-pension post-retirement benefits (current portion)	3,956	3,951
Operating lease liabilities (current portion)	12,465	—
Long-term debt due within one year	4,400	4,400
Total current liabilities	180,529	161,760
Long-term debt	411,906	393,300
Pension liability	42,513	45,206
Non-pension post-retirement benefits	39,719	43,015
Noncurrent operating lease liabilities	50,325	—
Deferred income taxes	2,429	2,755
Other long-term liabilities	24,019	18,246
Total liabilities	751,440	664,282
Contingencies (Note 15)

Shareholders’ equity (deficit):
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,355,997 shares issued in 2019 (22,157,220 shares issued in 2018)	224	222
Capital in excess of par value	338,098	335,517
Retained deficit	(223,207)	(171,441)
Accumulated other comprehensive loss	(125,663)	(114,405)
Total shareholders' equity (deficit)	(10,548)	49,893
Total liabilities and shareholders' equity (deficit)	$740,892	$714,175

See accompanying notes

Libbey Inc.

Condensed Consolidated Statements of Shareholders' Equity (Deficit)

(dollars in thousands, except share amounts)

(unaudited)

Nine months ended September 30, 2019	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2018	22,157,220	$222	$335,517	$(171,441)	$(114,405)	$49,893
Net income (loss)				(4,542)		(4,542)
Other comprehensive income (loss)					(2,303)	(2,303)
Stock compensation expense			937			937
Stock withheld for employee taxes			(317)			(317)
Stock issued	116,348	1	(8)			(7)
Balance March 31, 2019	22,273,568	223	336,129	(175,983)	(116,708)	43,661

Net income (loss)				(43,767)		(43,767)
Other comprehensive income (loss)					(3,591)	(3,591)
Stock compensation expense			1,117			1,117
Stock withheld for employee taxes			(92)			(92)
Stock issued	73,518	—	1			1
Balance June 30, 2019	22,347,086	223	337,155	(219,750)	(120,299)	(2,671)

Net income (loss)				(3,457)		(3,457)
Other comprehensive income (loss)					(5,364)	(5,364)
Stock compensation expense			950			950
Stock withheld for employee taxes			(7)			(7)
Stock issued	8,911	1	—			1
Balance September 30, 2019	22,355,997	$224	$338,098	$(223,207)	$(125,663)	$(10,548)

Nine months ended September 30, 2018	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2017	22,018,010	$220	$333,011	$(161,165)	$(105,172)	$66,894
Cumulative-effect adjustment for the adoption of ASU 2017-12				275	(275)	—
Net income (loss)				(2,961)		(2,961)
Other comprehensive income (loss)					6,558	6,558
Stock compensation expense			270			270
Dividends				(2,595)		(2,595)
Stock withheld for employee taxes			(203)			(203)
Stock issued	63,582	1	91			92
Balance March 31, 2018	22,081,592	221	333,169	(166,446)	(98,889)	68,055

Net income (loss)				3,988		3,988
Other comprehensive income (loss)					(4,041)	(4,041)
Stock compensation expense			1,131			1,131
Stock withheld for employee taxes			(11)			(11)
Stock issued	50,816	—	—			—
Balance June 30, 2018	22,132,408	221	334,289	(162,458)	(102,930)	69,122

Net income (loss)				(4,959)		(4,959)
Other comprehensive income (loss)					(2,567)	(2,567)
Stock compensation expense			658			658
Stock withheld for employee taxes			(90)			(90)
Stock issued	12,892	—	5			5
Balance September 30, 2018	22,145,300	$221	$334,862	$(167,417)	$(105,497)	$62,169

See accompanying notes

Libbey Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net loss	$(51,766)	$(3,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,465	34,389
Impairment of goodwill and other intangible assets	46,881	—
Change in accounts receivable	(7,575)	(1,688)
Change in inventories	(5,452)	(24,445)
Change in accounts payable	5,987	(5,139)
Accrued interest and amortization of discounts and finance fees	868	801
Pension & non-pension post-retirement benefits, net	(1,765)	1,154
Accrued liabilities & prepaid expenses	277	6,938
Income taxes	(3,066)	(1,662)
Cloud computing costs	(3,647)	—
Share-based compensation expense	2,888	2,127
Other operating activities	(429)	(957)
Net cash provided by operating activities	12,666	7,586

Investing activities:
Additions to property, plant and equipment	(26,903)	(35,123)
Net cash used in investing activities	(26,903)	(35,123)

Financing activities:
Borrowings on ABL credit facility	81,971	78,850
Repayments on ABL credit facility	(60,305)	(46,876)
Other repayments	—	(3,077)
Repayments on Term Loan B	(3,300)	(3,300)
Stock options exercised	—	5
Taxes paid on distribution of equity awards	(416)	(304)
Dividends	—	(2,595)
Net cash provided by financing activities	17,950	22,703

Effect of exchange rate fluctuations on cash	(1,111)	(774)
Increase (decrease) in cash	2,602	(5,608)

Cash & cash equivalents at beginning of period	25,066	24,696
Cash & cash equivalents at end of period	$27,668	$19,088

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,853	$14,868
Cash paid during the period for income taxes	$7,139	$7,219

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

2.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Cloud Computing Arrangements We account for implementation costs for software that we gain access to in hosted cloud computing arrangements in accordance with FASB ASC 350. Capitalized costs of hosted cloud computing arrangements include configuration, installation, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, generally 3 to 10 years. In connection with our adoption of Accounting Standards Update (ASU) 2018-15 on January 1, 2019, these implementation costs are now classified on the balance sheet in prepaid and other current assets and other assets, and the related cash flows are presented as cash outflows from operations. Prior to January 1, 2019, implementation costs were included in property, plant and equipment, and the related cash flows were shown as cash outflows from investing activities. See New Accounting Standards - Adopted below. Our cloud computing arrangements primarily relate to our new global enterprise resource planning (ERP) system. At September 30, 2019, the net book value of these implementation costs included $0.3 million in prepaid and other current assets and $6.0 million in other assets on the Condensed Consolidated Balance Sheet. Amortization expense for the three and nine-month periods were both immaterial.

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

See New Accounting Standards - Adopted below for the adoption impact of this lease accounting standard.

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Stock-based compensation expense	$953	$671	$2,888	$2,127

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

New Accounting Standards - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard introduces a new approach to estimating credit losses on certain types of financial instruments, including trade receivables, and modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application permitted. In October of 2019, the FASB approved a delayed effective date for Smaller Reporting Company filers; thus, our effective date is now for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Although we are still evaluating the impact of this standard, we believe it will not have a material impact on our Condensed Consolidated Financial Statements.

3.    Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	September 30, 2019	December 31, 2018
Accounts receivable:
Trade receivables	$89,202	$82,521
Other receivables	1,543	1,456
Total accounts receivable, less allowances of $9,577 and $8,538	$90,745	$83,977

Inventories:
Finished goods	$177,789	$175,074
Work in process	1,433	1,363
Raw materials	4,243	4,026
Repair parts	10,282	10,116
Operating supplies	1,922	1,524
Total inventories, less loss provisions of $7,342 and $9,453	$195,669	$192,103

Accrued liabilities:
Accrued incentives	$22,621	$19,359
Other accrued liabilities	25,812	24,369
Total accrued liabilities	$48,433	$43,728

4.    Borrowings

Borrowings consist of the following:

			September 30,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2019	2018
Borrowings under ABL Facility	floating (2)	December 7, 2022 (1)	$41,014	$19,868
Term Loan B	floating (3)	April 9, 2021	376,900	380,200
Total borrowings			417,914	400,068
Less — unamortized discount and finance fees			1,608	2,368
Total borrowings — net			416,306	397,700
Less — long term debt due within one year			4,400	4,400
Total long-term portion of borrowings — net			$411,906	$393,300

________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.
(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 2.91 percent at September 30, 2019.
(3)

We have entered into interest rate swaps that effectively fix a series of our future interest payments on a portion of the Term Loan B debt. See interest rate swaps in note 8 for additional details. The Term Loan B floating interest rate was 5.04 percent at September 30, 2019.

The ABL Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, are applied against the $100.0 million limit. At September 30, 2019, $9.6 million in letters of credit and other reserves were outstanding. Remaining unused availability under the ABL Facility was $49.4 million at September 30, 2019, compared to $71.6 million at December 31, 2018.

On June 17, 2019, Crisa Libbey Mexico S. de R.L. de C.V. entered into a $3.0 million working capital line of credit with Banco Santander Mexico to cover seasonal working capital needs, guaranteed by its parent company, Libbey Mexico, S. de R.L. de C.V. The line of credit matures on December 14, 2020, and has a floating interest rate of LIBOR plus 3.20 percent. At September 30, 2019, there were no borrowings under this line of credit. Interest with respect to borrowings on the line of credit is due monthly.

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

Our effective tax rate was (14.4) percent for the nine months ended September 30, 2019, compared to 314.3 percent for the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019, was negative because the company recorded positive tax expense despite incurring an overall pretax loss. This occurred because the pretax loss was driven by nondeductible expenses, principally the nondeductible goodwill impairment recorded in the second quarter of the year and nondeductible interest.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, the Mexican tax authority (SAT) assessed one of our Mexican subsidiaries related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment. The Company has filed an administrative appeal with SAT requesting that the assessment be fully nullified. We are awaiting the outcome of the appeal. Management, in consultation with external legal counsel, believes that if contested in the Mexican court system, it is more likely than not that the Company would prevail on all significant components of the assessment. Management intends to continue to vigorously contest in the Mexican courts all significant components of the assessment that are not nullified at the administrative appeal level. We believe that our tax reserves related to uncertain tax positions are adequate at this time.

6.    Pension and Non-pension Post-retirement Benefits

The components of our net pension expense, including the SERP (supplemental employee retirement plan), are as follows:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$783	$1,003	$256	$289	$1,039	$1,292
Interest cost	3,382	3,154	761	755	4,143	3,909
Expected return on plan assets	(5,194)	(5,665)	—	—	(5,194)	(5,665)
Amortization of unrecognized:
Prior service cost (credit)	—	—	(49)	(51)	(49)	(51)
Actuarial loss	1,087	1,618	102	158	1,189	1,776
Pension expense	$58	$110	$1,070	$1,151	$1,128	$1,261

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$2,349	$3,007	$775	$865	$3,124	$3,872
Interest cost	10,146	9,461	2,302	2,259	12,448	11,720
Expected return on plan assets	(15,580)	(16,994)	—	—	(15,580)	(16,994)
Amortization of unrecognized:
Prior service cost (credit)	—	1	(150)	(152)	(150)	(151)
Actuarial loss	3,262	4,854	310	471	3,572	5,325
Pension expense	$177	$329	$3,237	$3,443	$3,414	$3,772

We have contributed $0.8 million and $2.5 million of cash to our pension plans for the three months and nine months ended September 30, 2019, respectively. Pension contributions for the remainder of 2019 are estimated to be $0.9 million.

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Three months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$110	$151	$1	$1	$111	$152
Interest cost	459	456	6	9	465	465
Amortization of unrecognized:
Prior service (credit)	(71)	(71)	—	—	(71)	(71)
Actuarial (gain)	(94)	(52)	(14)	(16)	(108)	(68)
Non-pension post-retirement benefit expense	$404	$484	$(7)	$(6)	$397	$478

Nine months ended September 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$332	$453	$1	$1	$333	$454
Interest cost	1,377	1,367	24	29	1,401	1,396
Amortization of unrecognized:
Prior service (credit)	(212)	(212)	—	—	(212)	(212)
Actuarial (gain)	(282)	(157)	(51)	(49)	(333)	(206)
Non-pension post-retirement benefit expense	$1,215	$1,451	$(26)	$(19)	$1,189	$1,432

Our 2019 estimate of non-pension cash payments is $5.2 million, of which we have paid $0.8 million and $4.3 million for the three months and nine months ended September 30, 2019, respectively.

7.    Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except earnings per share)	2019	2018	2019	2018
Numerator for earnings per share:
Net loss that is available to common shareholders	$(3,457)	$(4,959)	$(51,766)	$(3,932)

Denominator for basic earnings per share:
Weighted average shares outstanding	22,484,158	22,222,827	22,403,253	22,162,237

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	—	—	—
Adjusted weighted average shares and assumed conversions	22,484,158	22,222,827	22,403,253	22,162,237

Basic loss per share	$(0.15)	$(0.22)	$(2.31)	$(0.18)

Diluted loss per share	$(0.15)	$(0.22)	$(2.31)	$(0.18)

Anti-dilutive shares excluded from computation of diluted loss per share	1,925,173	1,270,680	1,776,055	1,230,244

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

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and interest rate swaps as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of September 30, 2019, by Standard and Poor’s.

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented, all of which are cash flow hedges:

		Fair Value of Derivative Assets
(dollars in thousands)	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swaps	Prepaid and other current assets	$—	$1,425
Natural gas contracts	Prepaid and other current assets	—	226
Natural gas contracts	Other assets	—	39
Total derivative assets		$—	$1,690

		Fair Value of Derivative Liabilities
Interest rate swaps	Accrued liabilities	$2,139	$—
Interest rate swaps	Other long-term liabilities	13,757	5,713
Natural gas contracts	Accrued liabilities	727	—
Natural gas contracts	Other long-term liabilities	106	—
Total derivative liabilities		$16,729	$5,713

The following table presents cash settlements (paid) received related to the below derivatives:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Natural gas contracts	$(437)	$48	$(374)	$(186)
Interest rate swaps	264	123	955	(58)
Total	$(173)	$171	$581	$(244)

The following table provides a summary of the impacts of derivative gain (loss) of our cash flow hedges on the Condensed Consolidated Statements of Operations and other comprehensive income (OCI):

		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	Location	2019	2018	2019	2018
Derivative gain (loss) recognized into OCI:
Natural gas contracts	OCI	$(330)	$179	$(1,473)	$513
Interest rate swaps	OCI	(2,234)	(998)	(10,699)	735
Total		$(2,564)	$(819)	$(12,172)	$1,248

Derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$(438)	$48	$(375)	$(186)
Interest rate swaps	Interest expense	219	135	909	32
Total		$(219)	$183	$534	$(154)

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

The following table presents the notional amount of our natural gas derivatives on the Condensed Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	September 30, 2019	December 31, 2018
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	2,890,000	3,150,000

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

Based on our current valuation, we estimate that accumulated losses for natural gas contracts currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in a loss of $0.7 million in our Condensed Consolidated Statements of Operations.

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

Swap execution date	Effective date	Expiration date	Notional amount	Fixed swap rate
April 1, 2015	January 11, 2016	January 9, 2020	$220.0 million	4.85%
September 24, 2018	January 9, 2020	January 9, 2025	$200.0 million	6.19	% (1)

________________________

(1)	Upon refinancing our Term Loan B, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread.

Our interest rate swaps are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves.

Our interest rate swaps qualify and are designated as cash flow hedges at September 30, 2019, and are accounted for under FASB ASC 815, "Derivatives and Hedging." Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in an increase to interest expense of $2.1 million in our Condensed Consolidated Statements of Operations.

9.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

Three months ended September 30, 2019 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on June 30, 2019	$(23,537)	$(10,750)		$(86,012)		$(120,299)

Amounts recognized into AOCI	(4,543)	(2,564)		—		(7,107)
Currency impact	—	—		49		49
Amounts reclassified from AOCI	—	219	(1)	961	(2)	1,180
Tax effect	200	534		(220)		514
Other comprehensive income (loss), net of tax	(4,343)	(1,811)		790		(5,364)
Balance on September 30, 2019	$(27,880)	$(12,561)		$(85,222)		$(125,663)

Nine months ended September 30, 2019 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2018	$(23,240)	$(2,866)		$(88,299)		$(114,405)

Amounts recognized into AOCI	(4,832)	(12,172)		1,148		(15,856)
Currency impact	—	—		(1)		(1)
Amounts reclassified from AOCI	—	(534)	(1)	2,877	(2)	2,343
Tax effect	192	3,011		(947)		2,256
Other comprehensive income (loss), net of tax	(4,640)	(9,695)		3,077		(11,258)
Balance on September 30, 2019	$(27,880)	$(12,561)		$(85,222)		$(125,663)

Three months ended September 30, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on June 30, 2018	$(19,242)	$2,018		$(85,706)		$(102,930)

Amounts recognized into AOCI	(2,707)	(819)		—		(3,526)
Currency impact	—	—		(356)		(356)
Amounts reclassified from AOCI	—	(183)	(1)	1,586	(2)	1,403
Tax effect	—	268		(356)		(88)
Other comprehensive income (loss), net of tax	(2,707)	(734)		874		(2,567)
Balance on September 30, 2018	$(21,949)	$1,284		$(84,832)		$(105,497)

Nine months ended September 30, 2018 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2017	$(16,183)	$351		$(89,340)		$(105,172)

Cumulative-effect adjustment for the adoption of ASU 2017-12	—	(275)		—		(275)

Amounts recognized into AOCI	(5,766)	1,248		1,527		(2,991)
Currency impact	—	—		(316)		(316)
Amounts reclassified from AOCI	—	154	(1)	4,756	(2)	4,910
Tax effect	—	(194)		(1,459)		(1,653)
Other comprehensive income (loss), net of tax	(5,766)	1,208		4,508		(50)
Balance on September 30, 2018	$(21,949)	$1,284		$(84,832)		$(105,497)

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net Sales:
U.S. & Canada	$119,351	$115,304	$358,154	$351,719
Latin America	35,308	35,406	103,917	110,029
EMEA	31,736	33,289	92,456	103,712
Other	6,023	6,776	19,015	20,762
Consolidated	$192,418	$190,775	$573,542	$586,222

Segment EBIT:
U.S. & Canada	$9,038	$7,538	$36,102	$25,620
Latin America	4,363	1,727	8,199	11,310
EMEA	931	1,358	3,644	4,984
Other	(174)	852	(2,495)	383
Total Segment EBIT	$14,158	$11,475	$45,450	$42,297

Reconciliation of Segment EBIT to Net Loss:
Segment EBIT	$14,158	$11,475	$45,450	$42,297
Retained corporate costs	(7,391)	(6,683)	(23,597)	(21,929)
Impairment of goodwill and other intangible assets (note 16)	—	—	(46,881)	—
Fees associated with strategic initiative	—	(2,341)	—	(2,341)
Organizational realignment	(3,017)	—	(3,017)	—
Interest expense	(5,699)	(5,652)	(17,210)	(16,192)
Provision for income taxes	(1,508)	(1,758)	(6,511)	(5,767)
Net loss	$(3,457)	$(4,959)	$(51,766)	$(3,932)

Depreciation & Amortization:
U.S. & Canada	$2,928	$3,850	$9,275	$10,289
Latin America	3,719	4,208	11,336	13,412
EMEA	1,781	1,835	5,186	5,784
Other	747	992	2,522	3,615
Corporate	368	385	1,146	1,289
Consolidated	$9,543	$11,270	$29,465	$34,389

Capital Expenditures:
U.S. & Canada	$1,380	$6,101	$7,304	$18,830
Latin America	6,130	3,718	13,852	8,885
EMEA	511	1,619	4,249	4,362
Other	67	129	367	391
Corporate	515	2,207	1,131	2,655
Consolidated	$8,603	$13,774	$26,903	$35,123

11.    Revenue

Our primary source of revenue is the sale of glass tableware products manufactured within a Libbey facility as well as globally sourced tabletop products, including glassware, ceramicware, metalware and others. Adjustments related to revenue recognized in prior periods was not material for the three months and nine months ended September 30, 2019 and 2018. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Foodservice	$73,217	$73,625	$231,033	$242,992
Retail	64,713	63,325	180,508	180,756
Business-to-business	54,488	53,825	162,001	162,474
Consolidated	$192,418	$190,775	$573,542	$586,222

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

12.    Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability)	September 30, 2019				December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(833)	$—	$(833)	$—	$265	$—	$265
Interest rate swaps	—	(15,896)	—	(15,896)	—	(4,288)	—	(4,288)
Net derivative asset (liability)	$—	$(16,729)	$—	$(16,729)	$—	$(4,023)	$—	$(4,023)

The fair values of our commodity futures natural gas contracts are determined using observable market inputs. The fair value of our interest rate swaps is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The commodity futures natural gas contracts and interest rate swaps are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

	Fair Value	September 30, 2019		December 31, 2018
(dollars in thousands)	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$376,900	$280,791	$380,200	$362,141

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

At September 30, 2019, the weighted-average remaining lease term was 6.5 years, and the weighted-average discount rate was 4.06 percent. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following table presents the lease costs and supplemental cash flow information related to our operating leases:

(dollars in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease costs	$3,900	$11,833
Short-term lease costs (1)	1,010	2,828
Total lease costs	$4,910	$14,661

(1)Includes variable lease costs which are immaterial.

Cash paid for operating leases included in the measurement of lease liabilities	$11,718
ROU assets obtained in exchange for lease liabilities	$73,058

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the balance sheet:

(dollars in thousands)	September 30, 2019
2019 (remainder of year)	$3,913
2020	14,295
2021	10,923
2022	9,694
2023	9,058
2024 and thereafter	23,577
Total minimum lease payments	71,460
Less: interest	(8,670)
Present value of future minimum lease payments	62,790
Less: lease liabilities (current portion)	(12,465)
Noncurrent lease liabilities	$50,325

As presented in our 2018 Form 10-K, the future minimum rental commitments under ASC 840 for non-cancelable operating leases as of December 31, 2018, was as follows (dollars in thousands):

					2024 and
2019	2020	2021	2022	2023	thereafter
$15,407	$13,787	$10,339	$9,143	$8,551	$20,755

14.     Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Gain (loss) on currency transactions	$810	$(1,294)	$(539)	$(282)
Pension and non-pension benefits, excluding service cost	(375)	(295)	(1,146)	(878)
Other non-operating income (expense)	(89)	136	(173)	180
Other income (expense)	$346	$(1,453)	$(1,858)	$(980)

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

16.     Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	Nine months ended September 30, 2019
Beginning balance December 31, 2018	$13,385
Amortization	(522)
Impairment (see below)	(900)
Foreign currency impact	(95)
Ending balance September 30, 2019	$11,868

Purchased intangible assets are composed of the following:

(dollars in thousands)	September 30, 2019	December 31, 2018
Indefinite life intangible assets	$11,080	$12,035
Definite life intangible assets, net of accumulated amortization of $20,388 and $20,006	788	1,350
Total	$11,868	$13,385

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

The remaining definite life intangible assets at September 30, 2019 consist of customer relationships that are amortized over a period of 20 years and have a weighted average remaining life of 5.3 years. Amortization expense for definite life intangible assets was $0.5 million for the nine months ended September 30, 2019. The future annual amortization expense remains unchanged from the Form 10-K for the year ended December 31, 2018.

Goodwill

Changes in goodwill balances are as follows:

(dollars in thousands)	U.S. & Canada	Latin America	Total
Beginning balance December 31, 2018:
Goodwill	$43,872	$125,681	$169,553
Accumulated impairment losses	(5,441)	(79,700)	(85,141)
Net beginning balance	38,431	45,981	84,412
Impairment (see below)	—	(45,981)	(45,981)
Ending balance September 30, 2019:
Goodwill	43,872	125,681	169,553
Accumulated impairment losses	(5,441)	(125,681)	(131,122)
Net ending balance	$38,431	$—	$38,431

As part of our on-going assessment of goodwill at June 30, 2019, we determined that a triggering event occurred due to the Company's market capitalization being less than the carrying value, resulting from the significant decline in the Company's share price during the quarter. Thus, an interim impairment test was performed as of June 30, 2019. Additionally, during the second quarter, management updated its long-range plan; the updated plan contemplates lower sales and profitability within the Mexico reporting unit (within the Latin America reporting segment) as compared to the projections used in the most recent goodwill impairment testing performed as of October 1, 2018. As the impairment testing indicated that the carrying value of the Mexico reporting unit exceeded its fair value, we recorded a non-cash impairment charge of $46.0 million during the second quarter of 2019. After recording the impairment charge, there is no longer any goodwill on the balance sheet related to the Mexico acquisition.

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

As of the June 30, 2019 testing date, the estimated fair value of our other reporting unit that has goodwill exceeded its carrying value, by approximately 40 percent, and is in the U.S. and Canada reporting segment.

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

Overview

Our business continued to be impacted during the third quarter of 2019, by global competition in all of our distribution channels; reduced business and consumer confidence in the U.S. and Europe resulting from economic and political uncertainty that in turn stemmed from factors including ongoing trade tension between the U.S. and China and the potential for a no-deal Brexit in Europe; and slowing economies in Europe, China and parts of Latin America. Other factors impacting our business during the third quarter of 2019 were continued declines in U.S. & Canada foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox; continued migration of consumer purchasing from brick-and-mortar stores to online commerce, particularly in the U.S. and Canada and Europe; shifting consumer preferences in Europe from mid-tier retailers (where sales of Royal Leerdam® products have been concentrated) to discounters; and increased competitive pressures in Latin America, as Chinese manufacturers divert sales of their products from the U.S. market to Latin America in order to avoid the increased tariffs imposed by the U.S. on Chinese imports into the U.S.  Management expects these trends, and the challenging environment experienced during 2018 and the first nine months of 2019, to continue for the remainder of the year, including in the business-to-business channel, which is dependent on customer demands.

Despite these headwinds, our net sales for the third quarter of 2019, were $192.4 million, 0.9 percent higher than the prior-year quarter, or 2.0 percent higher on a constant currency basis. The increase in net sales was driven by favorable price and mix of product sold, primarily in the U.S. and Canada segment, partially offset by unfavorable impacts from currency, channel mix and volume. We recorded a net loss of $3.5 million for the three months ended September 30, 2019, compared to a net loss of $5.0 million in the year-ago quarter. The $1.5 million improvement in net loss for the current quarter was driven by improved profitability in the U.S. and Canada and Latin America segments, as well as the result of disciplined spending throughout the company. In addition, we continue to make progress on expanding our e-commerce platform and with our business transformation initiative, which includes implementation of our new ERP system. We also are responding to challenges in the U.S. & Canada foodservice channel of distribution by targeting the growing healthcare and hospitality segments and by leveraging our digital and e-commerce capabilities to reach and influence end users to pull our products through our distribution partners in the foodservice channel.

We intend to use our cash flow from operations to reduce our debt obligations and continue investing in strategic initiatives that are expected to increase long-term shareholder returns.

On August 26, 2019, we committed to an organizational realignment plan focusing on transformational actions and structural changes to lower our cost base, improve our financial performance and cash flow generation, and create a simplified organization best positioned to deliver against our key financial and operational priorities. The plan includes the following actions, which we expect to substantially complete by the end of the second quarter of 2020:

•	Transitioning to a global, functionally aligned organization to better leverage expertise and scale;
•	Centralizing manufacturing operations and supply chain management to optimize and leverage capabilities and capacity across the global network;
•

Integrating e-commerce functions into the core business, resulting in a more efficient omni-channel commercial operating structure as well as the creation of a new global marketing organization to drive efficiencies;

•	Decreasing the number of organizational layers and broadening managers' spans of control to simplify decision making and improve agility and responsiveness; and
•	Leveraging our extensive sales and channel expertise to drive synergies and growth across Libbey's United States & Canada and Latin America regions.

As a result of the plan, we expect to incur pre-tax charges in the range of approximately $5.0 million to $5.5 million, which is expected to primarily impact both the third and fourth quarters of 2019 and reduce annual pre-tax run-rate costs by approximately $9 million to $11 million beginning in 2020. During the third quarter of 2019, we recorded organizational realignment charges of $3.0 million, primarily consisting of cash severance and other employee related costs. Potential charges in the fourth quarter of 2019 consist of non-cash pension settlement charges of $2.0 million to $2.5 million.

Outlook for 2019:

Performance in our core U.S. and Canada market remains solid, but in light of headwinds in our European and Latin American markets, in addition to unfavorable currency impacts, we now expect full-year 2019 net sales to be flat to slightly down compared to 2018 net sales.  We are continuing to focus on cash generation, including by managing inventories down compared to the prior year by approximately $10.0 million.  These efforts, which include taking discretionary downtime, are expected to result in Adjusted EBITDA margins in the range of 8.5 percent to 9.0 percent (see reconciliation of this non-GAAP measure below in the "Discussion of Third Quarter 2019 Compared to Third Quarter 2018"). We expect capital expenditures and ERP capital for 2019 to be near $35.0 million, at the low end of the previously-guided range. Finally, we expect further spending discipline in selling, general and administrative expense.

See note 10, Segments, for details on how we report and define our segments.

Results of Operations

The following table presents key results of our operations for the three months and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except percentages and per-share amounts)	2019	2018	2019	2018
Net sales	$192,418	$190,775	$573,542	$586,222
Gross profit	$34,386	$37,240	$115,069	$117,403
Gross profit margin	17.9%	19.5%	20.1%	20.0%
Income (loss) from operations (IFO)	$3,404	$3,904	$(26,187)	$19,007
IFO margin	1.8%	2.0%	(4.6)%	3.2%
Net loss	$(3,457)	$(4,959)	$(51,766)	$(3,932)
Net loss margin	(1.8)%	(2.6)%	(9.0)%	(0.7)%
Diluted net loss per share	$(0.15)	$(0.22)	$(2.31)	$(0.18)
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (1) (non-GAAP)	$16,310	$16,062	$51,318	$54,757
Adjusted EBITDA margin (1) (non-GAAP)	8.5%	8.4%	8.9%	9.3%

_________________________

(1)

We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net loss to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the "Reconciliation of Net Loss to Adjusted EBITDA" and "Non-GAAP Measures" sections below in the Discussion of  Third Quarter 2019 Compared to Third Quarter 2018.

Discussion of Third Quarter 2019 Compared to Third Quarter 2018

Net Sales

The following table summarizes net sales by operating segment:

Three months ended September 30,			Increase/(Decrease)			Constant Currency Sales
(dollars in thousands)	2019	2018	$ Change	% Change	Currency Effects	Growth (Decline) (1)
U.S. & Canada	$119,351	$115,304	$4,047	3.5%	$(14)	3.5%
Latin America	35,308	35,406	(98)	(0.3)%	(540)	1.2%
EMEA	31,736	33,289	(1,553)	(4.7)%	(1,408)	(0.4)%
Other	6,023	6,776	(753)	(11.1)%	(179)	(8.5)%
Consolidated	$192,418	$190,775	$1,643	0.9%	$(2,141)	2.0%

_________________________

(1)

We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the third quarter of 2019 were $119.4 million, compared to $115.3 million in the third quarter of 2018, an increase of 3.5 percent, driven by favorable price and mix of product sold and partially offset by lower volume and unfavorable channel mix versus the prior-year period. Net sales in both our business-to-business and retail channels increased $1.6 million in the third quarter of 2019  compared to prior year, primarily due to favorable price and mix of product sold in both channels as well as higher volume in the business-to-business channel. In spite of continued declines in foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox, net sales in our foodservice channel increased $0.8 million during the quarter primarily due to favorable price and mix of product sold, partially offset by lower volume compared to the prior year.

Net Sales — Latin America

Net sales in Latin America in the third quarter of 2019 were $35.3 million, compared to $35.4 million in the third quarter of 2018, a decrease of 0.3 percent (an increase of 1.2 percent excluding currency fluctuation). The decrease in net sales is primarily attributable to unfavorable product mix sold, an unfavorable currency impact of $0.5 million and unfavorable channel mix, mostly offset by higher volumes. Net sales in the foodservice channel decreased $0.3 million in comparison to the prior-year period, and net sales in the retail channel increased $0.2 million in comparison to the prior-year period. In the business-to-business channel net sales were flat in the third quarter of 2019 compared to the prior-year period.

Net Sales — EMEA

Net sales in EMEA in the third quarter of 2019 were $31.7 million, compared to $33.3 million in the third quarter of 2018, a decrease of 4.7 percent (a decrease of 0.4 percent excluding currency fluctuation). The net sales decrease is primarily attributable to lower volume in the business-to-business channel, as well as an unfavorable currency impact of $1.4 million. The unfavorable items were partially offset by favorable price and mix of product sold in all three channels.

Gross Profit

Gross profit decreased to $34.4 million in the third quarter of 2019, compared to $37.2 million in the prior-year quarter. Gross profit as a percentage of net sales decreased to 17.9 percent in the third quarter of 2019, compared to 19.5 percent in the prior-year quarter. The primary drivers of the $2.9 million reduction in gross profit were unfavorable manufacturing activity of $6.0 million (primarily related to discretionary downtime taken to control inventories) and a $1.2 million organizational realignment charge. These unfavorable impacts were partially offset by a favorable net sales impact of $4.9 million. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally (including downtime, efficiency and utilization) and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income From Operations

Income from operations for the quarter ended September 30, 2019, decreased $0.5 million to $3.4 million, compared to $3.9 million in the prior-year quarter. Income from operations as a percentage of net sales was 1.8 percent for the quarter ended September 30, 2019, compared to 2.0 percent in the prior-year quarter. The unfavorable change in income from operations was driven by the $2.9 million reduction in gross profit (discussed above), partially offset by reduced selling, general and administrative expenses of $2.4 million. The favorable change in selling, general and administrative expenses was driven by reduced spend in the following areas: e-commerce initiative of $1.1 million, discretionary expenses of $0.9 million, and $2.3 million of non-repeating fees associated with a strategic initiative that was terminated in the prior-year period. Partially offsetting these favorable factors were $1.8 million in organizational realignment charges, primarily consisting of cash severance and other employee related costs.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of ($3.5) million, or ($0.15) per diluted share, in the third quarter of 2019, compared to a net loss of ($5.0) million, or ($0.22) per diluted share, in the prior-year quarter. Net loss as a percentage of net sales was (1.8) percent in the third quarter of 2019, compared to (2.6) percent in the prior-year quarter. The favorable change in net loss and diluted net loss per share is due to the factors discussed in Income From Operations above, a favorable change of $1.8 million in other income (expense) driven by foreign currency impacts, and less income tax expense of $0.2 million. The Company's effective tax rate was (77.4) percent for the third quarter of 2019, compared to (54.9) percent in the prior-year quarter. The change in the effective tax rate was driven by several items, including differing levels of pretax income, nondeductible interest expense and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended September 30,				Segment EBIT Margin
(dollars in thousands)	2019	2018	$ Change	2019	2018
U.S. & Canada	$9,038	$7,538	$1,500	7.6%	6.5%
Latin America	$4,363	$1,727	$2,636	12.4%	4.9%
EMEA	$931	$1,358	$(427)	2.9%	4.1%

_________________________

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

For the three months ended September 30, 2019, Segment EBIT excludes organizational realignment charges of $1.6 million in U.S. and Canada and $0.8 million in EMEA.

Segment EBIT — U.S. & Canada

Segment EBIT was $9.0 million in the third quarter of 2019, compared to $7.5 million in the third quarter of 2018. Segment EBIT as a percentage of net sales increased to 7.6 percent for 2019, compared to 6.5 percent in 2018. The $1.5 million increase in Segment EBIT was driven by a favorable sales impact of $4.4 million, a $1.5 million reduction in e-commerce spend and a $1.2 million reduction in shipping and storage costs. Partially offsetting the favorable items were unfavorable manufacturing activity of $4.8 million (including additional downtime of $3.3 million in the current year to control inventory), and the net impact of inventory reserve adjustments of $0.9 million. Shipping and storage costs include freight, warehousing expenses and associated labor.

Segment EBIT — Latin America

Segment EBIT increased to $4.4 million in the third quarter of 2019, from $1.7 million in the third quarter of 2018. Segment EBIT as a percentage of net sales increased to 12.4 percent for 2019, compared to 4.9 percent in 2018. The primary driver of the $2.6 million increase was a favorable currency impact of $2.7 million. Favorable production efficiencies experienced in the current quarter versus the prior-year quarter were offset by additional downtime taken to control inventory.

Segment EBIT — EMEA

Segment EBIT decreased to $0.9 million in the third quarter of 2019, compared to $1.4 million in the third quarter of 2018. Segment EBIT as a percentage of net sales decreased to 2.9 percent for 2019, from 4.1 percent in 2018. The majority of the $0.4 million decrease in Segment EBIT was driven by unfavorable manufacturing activity of $1.0 million (due to discretionary downtime), partially offset by a favorable sales impact of $0.6 million.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased by $0.2 million to $16.3 million in the third quarter of 2019, compared to $16.1 million in the third quarter of 2018. As a percentage of net sales, our Adjusted EBITDA margin was 8.5 percent for the third quarter of 2019, compared to 8.4 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were a favorable sales impact of $4.9 million and a favorable currency impact of $2.0 million. These favorable items were partially offset by $6.0 million of unfavorable manufacturing activity (primarily related to discretionary downtime to control inventory) and increased spend of $0.7 million on our ERP implementation. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted below in the "Reconciliation of Net Loss to Adjusted EBITDA."

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net loss (U.S. GAAP)	$(3,457)	$(4,959)	$(51,766)	$(3,932)
Add:
Interest expense	5,699	5,652	17,210	16,192
Provision for income taxes	1,508	1,758	6,511	5,767
Depreciation and amortization	9,543	11,270	29,465	34,389
Add: Special items before interest and taxes:
Fees associated with strategic initiative	—	2,341	—	2,341
Impairment of goodwill and other intangible assets (see note 16)	—	—	46,881	—
Organizational realignment	3,017	—	3,017	—
Adjusted EBITDA (non-GAAP)	$16,310	$16,062	$51,318	$54,757

Net sales	$192,418	$190,775	$573,542	$586,222
Net loss margin (U.S. GAAP)	(1.8)%	(2.6)%	(9.0)%	(0.7)%
Adjusted EBITDA margin (non-GAAP)	8.5%	8.4%	8.9%	9.3%

Reconciliation of Net Income (Loss) margin to Adjusted EBITDA Margin - Outlook for Year 2019

(percent of estimated 2019 net sales)	Outlook for the year ended December 31, 2019
Net income (loss) margin (U.S. GAAP)(1)	(7.0%)-(6.5%)
Add:
Interest expense	2.9%
Provision for income taxes	1.3%
Depreciation and amortization	5%
Special items through September 30, 2019 before interest and taxes (1)	6.3%
Adjusted EBITDA Margin (non-GAAP)	8.5% - 9.0%

_____________________

(1) Potential special charges related to the strategic review of our business in China are not reflected in the reconciliation.

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

Discussion of First Nine Months 2019 Compared to First Nine Months 2018

Net Sales

The following table summarizes net sales by operating segment:

Nine months ended September 30,			Increase/(Decrease)			Constant Currency Sales
(dollars in thousands)	2019	2018	$ Change	% Change	Currency Effects	Growth (Decline) (1)
U.S. & Canada	$358,154	$351,719	$6,435	1.8%	$(59)	1.8%
Latin America	103,917	110,029	(6,112)	(5.6)%	(831)	(4.8)%
EMEA	92,456	103,712	(11,256)	(10.9)%	(5,620)	(5.4)%
Other	19,015	20,762	(1,747)	(8.4)%	(941)	(3.9)%
Consolidated	$573,542	$586,222	$(12,680)	(2.2)%	$(7,451)	(0.9)%

_________________________

(1)

We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the "Non-GAAP Measures" section above for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in the U.S. & Canada were $358.2 million in the first nine months of 2019, compared to $351.7 million in the first nine months of 2018, an increase of 1.8 percent, driven by favorable price and mix of product sold and higher volumes, partially offset by unfavorable channel mix. Net sales in our business-to-business and retail channels increased $7.2 million and $5.7 million, respectively, in the current-year period primarily due to increased volume. Net sales in our foodservice channel decreased $6.4 million primarily due to lower volume, partially offset by favorable price and mix of product sold compared to the prior year. Part of the decline in foodservice volume was caused by first-quarter 2019 events relating to the U.S. government shutdown and unusually severe weather across much of the U.S.

Net Sales — Latin America

Net sales in Latin America were $103.9 million in the first nine months of 2019, compared to $110.0 million in the first nine months of 2018, a decrease of 5.6 percent (a decrease of 4.8 percent excluding the impact of currency). The decrease in net sales is primarily attributable to unfavorable product mix in the business-to-business and retail channels, as well as lower volume across all three channels and unfavorable currency of $0.8 million. The unfavorable items were partially offset by favorable pricing. In comparison to the prior year period, net sales in the business-to-business channel decreased $2.6 million, and net sales in the retail channel decreased $2.0 million. In addition, net sales in the foodservice channel decreased $1.5 million year over year.

Net Sales — EMEA

Net sales in EMEA were $92.5 million in the first nine months of 2019, compared to $103.7 million in the first nine months of 2018, a decrease of 10.9 percent (a decrease of 5.4 percent excluding currency fluctuation). Lower volumes across all three channels and an unfavorable currency impact of $5.6 million led to the decrease in net sales, compared to the prior-year period. Partially offsetting the reductions were favorable price and mix of product sold.

Gross Profit

Gross profit decreased to $115.1 million in the first nine months of 2019, compared to $117.4 million in the prior-year period. Gross profit as a percentage of net sales increased slightly to 20.1 percent in the nine months ended September 30, 2019, compared to 20.0 percent in the prior-year period. Factors contributing to the $2.3 million decrease in gross profit were unfavorable manufacturing activity of $2.8 million, unfavorable shipping and storage expense of $1.5 million [primarily related to third-party logistics (3PL) service costs and additional freight expense], a $1.2 million organizational realignment charge and an unfavorable currency impact of $0.6 million. Partially offsetting these unfavorable items were lower depreciation and amortization expense of $2.7 million and a favorable sales impact of $1.1 million.

Income (Loss) From Operations

We recorded a loss from operations for the nine months ended September 30, 2019, of ($26.2) million, a $45.2 million decrease compared to income from operations of $19.0 million in the prior-year period. Loss from operations as a percentage of net sales was (4.6) percent for the nine months ended September 30, 2019, compared to income from operations as a percentage of net sales of 3.2 percent in the prior-year period. The unfavorable change in income (loss) from operations was driven by $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Latin America segment and $0.9 million for a trade name in our EMEA segment), partially offset by reduced selling, general and administrative expenses of $4.0 million, as well as the $2.3 million decrease in gross profit discussed above. The favorable change in selling, general and administrative expenses was driven by $2.3 million of  non-repeating fees associated with a strategic initiative that was terminated in the third quarter of 2018, $2.1 million reduction in spend on discretionary expenses and a favorable currency impact of $0.9 million. Partially offsetting the favorable items were $1.8 million of organizational realignment charges, primarily consisting of cash severance and other employee related costs. In addition, reduced spend relating to our e-commerce initiative of $1.9 million was primarily offset by increased spend of $1.6 million on our ERP implementation in the current year.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of ($51.8) million, or ($2.31) per diluted share, in the first nine months of 2019, compared to net loss of ($3.9) million, or ($0.18) per diluted share, in the year-ago period. Net loss as a percentage of net sales was (9.0) percent in the first nine months of 2019, compared to (0.7) percent in the first nine months of 2018. The unfavorable change in net loss and diluted net loss per share is due to the factors discussed in Income (Loss) From Operations above, as well as higher interest expense of $1.0 million, an unfavorable change of $0.9 million in other income (expense) driven by foreign currency impacts and additional income tax expense of $0.7 million. The Company's effective tax rate was (14.4) percent for the first nine months of 2019, compared to 314.3 percent in the year-ago period. The change in the effective tax rate was driven by several items, including differing levels of pretax income, the nondeductible goodwill impairment, nondeductible interest expense and the timing and mix of pretax income earned in tax jurisdictions with varying tax rates differing from that forecasted for the full year.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Nine months ended September 30, 2019				Segment EBIT Margin
(dollars in thousands)	2019	2018	$ Change	2019	2018
U.S. & Canada	$36,102	$25,620	$10,482	10.1%	7.3%
Latin America	$8,199	$11,310	$(3,111)	7.9%	10.3%
EMEA	$3,644	$4,984	$(1,340)	3.9%	4.8%

_________________________

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

For the nine month period ended September 30, 2019, Segment EBIT excludes $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Latin America segment and $0.9 million for a trade name in our EMEA segment), as well as organizational realignment charges of $1.6 in the U.S. and Canada and $0.8 million in EMEA.

Segment EBIT — U.S. & Canada

Segment EBIT increased to $36.1 million in the first nine months of 2019, compared to $25.6 million in the first nine months of 2018. Segment EBIT as a percentage of net sales increased to 10.1 percent for the nine months ended September 30, 2019, compared to 7.3 percent in the prior-year period. The $10.5 million increase in Segment EBIT was driven by a favorable sales impact of $3.4 million, a $2.1 million decrease in selling, general and administrative spend (including a $0.7 million decrease in e-commerce spend and a $0.9 million decrease in marketing spend), favorable manufacturing activity of $1.9 million (including a $1.4 million decrease in the impact of downtime compared to the prior year, when we experienced a larger than normal number of furnace rebuilds), a $1.0 million decrease in utility spend, a $1.0 million decrease in depreciation and amortization expense, and lower shipping and storage expense of $0.9 million.

Segment EBIT — Latin America

Segment EBIT decreased to $8.2 million in the first nine months of 2019, compared to $11.3 million in the prior-year period. Segment EBIT as a percentage of net sales decreased to 7.9 percent for the nine months ended September 30, 2019, compared to 10.3 percent in the prior-year period. The primary driver of the $3.1 million decrease was the $3.3 million impact of discretionary downtime to control inventories.

Segment EBIT — EMEA

Segment EBIT decreased to $3.6 million for the first nine months of 2019, compared to $5.0 million in the prior-year period. Segment EBIT as a percentage of net sales decreased to 3.9 percent for the first nine months of 2019, compared to 4.8 percent in the prior-year period. The majority of the $1.3 million decrease in Segment EBIT was driven by an unfavorable sales impact of $1.0 million.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased by $3.4 million in the first nine months of 2019 to $51.3 million, compared to $54.8 million in the first nine months of 2018. As a percentage of net sales, Adjusted EBITDA was 8.9 percent for the first nine months of 2019, compared to 9.3 percent in the year-ago period. The key contributors to the decrease in Adjusted EBITDA were a $2.9 million unfavorable impact of manufacturing activity, a $1.5 million increase in shipping and storage expense, a $1.3 million increase in benefit-related expenses, and an unfavorable currency impact of $0.6 million, all of which were partially offset by reduced legal and professional spend of $1.7 million and a favorable sales impact of $1.1 million. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance, as noted above in the "Reconciliation of Net Loss to Adjusted EBITDA" included in the "Discussion of Third Quarter 2019 Compared to Third Quarter 2018" section of this quarterly report, which is incorporated herein by reference.

Capital Resources and Liquidity

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our ABL Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the ABL Facility at September 30, 2019, we had $41.0 million of outstanding borrowings and $9.6 million outstanding in letters of credit and other reserves, resulting in $49.4 million of unused availability. On June 17, 2019, Libbey Mexico entered into a $3.0 million working capital line of credit to cover working capital needs; there were no borrowings under this line of credit at September 30, 2019. In addition, we had $27.7 million of cash on hand at September 30, 2019, compared to $25.1 million of cash on hand at December 31, 2018. Of our total cash on hand at September 30, 2019, and December 31, 2018, $27.1 million and $21.7 million, respectively, were held in foreign subsidiaries. We plan to indefinitely reinvest the excess of the amount for financial reporting over the tax basis of investments in our European and Mexican operations to support ongoing operations, capital expenditures and debt service. All other earnings may be distributed to the extent allowable under local laws. Our Chinese subsidiaries' cash and cash equivalents balance was $18.7 million as of September 30, 2019. Local PRC law currently limits distribution of this cash as a dividend; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital(4) components:

(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	September 30, 2019	December 31, 2018	September 30, 2018
Accounts receivable — net	$90,745	$83,977	$91,082
DSO (1)	42.2	38.4	41.0
Inventories — net	$195,669	$192,103	$210,591
DIO (2)	91.0	87.9	94.8
Accounts payable	$74,963	$74,836	$72,927
DPO (3)	34.8	34.2	32.8
Trade Working Capital (4) (non-GAAP)	$211,451	$201,244	$228,746
DWC (5)	98.3	92.1	103.0
Percentage of net sales	26.9%	25.2%	28.2%

_________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.
(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.
(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.
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

Trade Working Capital (as defined above) was $211.5 million at September 30, 2019, an increase of $10.2 million from December 31, 2018. Our Trade Working Capital normally increases during the first nine months of the year due to the seasonality of our business. In particular, inventory normally increases to prepare for seasonally higher orders that typically exceed production levels in the later part of the year. Our increase in Trade Working Capital is primarily due to additional inventories resulting from seasonality, higher inventory levels to fulfill customer orders and new product introductions. In addition, there was an increase in accounts receivable, partially offset by a slight increase in accounts payable due to timing of payments. As a result, Trade Working Capital as a percentage of the last twelve-month net sales was 26.9 percent at September 30, 2019, 25.2 percent at December 31, 2018, and 28.2 percent at September 30, 2018.

Borrowings

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Borrowings under ABL Facility	floating (2)	December 7, 2022 (1)	$41,014	$19,868
Term Loan B	floating (3)	April 9, 2021	376,900	380,200
Total borrowings			417,914	400,068
Less — unamortized discount and finance fees			1,608	2,368
Total borrowings — net (4)			$416,306	$397,700

_________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.
(2)	The interest rate for the ABL Facility is comprised of several different borrowings at various rates. The weighted average rate of all ABL Facility borrowings was 2.91 percent at September 30, 2019.
(3)	See “Derivatives” below and note 8 to the Condensed Consolidated Financial Statements.
(4)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

We had total borrowings of $417.9 million and $400.1 million at September 30, 2019, and December 31, 2018, respectively. Contributing to the $17.8 million increase in borrowings was a $21.1 million increase in borrowings under our ABL facility, partially offset by $3.3 million in quarterly amortization payments under our Term Loan B.

Of our total borrowings, $197.9 million, or approximately 47.4 percent, were subject to variable interest rates at September 30, 2019, as a result of converting $220.0 million of Term Loan B debt to a fixed rate using an interest rate swap. The swap is effective January 2016 through January 2020 and maintains a 4.85 percent fixed interest rate. We have executed additional swaps that convert $200.0 million of our debt from variable to fixed from January 2020 to January 2025. For further discussion on our interest rate swaps, see note 8 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.0 million on an annual basis.

Included in interest expense are the amortization of discounts and other financing fees. These items amounted to $0.4 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2019 and 2018.

Cash Flow

	Nine months ended September 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$12,666	$7,586
Net cash used in investing activities	$(26,903)	$(35,123)
Net cash provided by financing activities	$17,950	$22,703

Our net cash provided by operating activities was $12.7 million in the first nine months of 2019, compared to $7.6 million in the first nine months of 2018, a favorable cash flow impact of $5.1 million. Contributing to the increase in cash flow from operations were a favorable impact of $24.2 million related to Trade Working Capital (accounts receivable, inventories and accounts payable) and a favorable change in accrued wages. Offsetting these favorable cash flow items were increased payments on previously accrued liabilities, increased payments related to our ERP initiative, higher incentive compensation payments, higher pension/nonpension payments of $1.5 million, and additional customer incentive payments.

Our net cash used in investing activities was $26.9 million and $35.1 million in the first nine months of 2019 and 2018, respectively, in each case representing capital expenditures.

Net cash provided by financing activities was $18.0 million in the first nine months of 2019, compared to $22.7 million in the year-ago period. The primary drivers of the $4.8 million change were a reduction in the net proceeds drawn on the ABL Facility of $10.3 million in the first nine months of 2019, as well as 2018 payments that did not repeat in 2019 (dividends of $2.6 million and other debt repayments of $3.1 million).

Free Cash Flow

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Nine months ended September 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$12,666	$7,586
Net cash used in investing activities	(26,903)	(35,123)
Free Cash Flow (1) (non-GAAP)	$(14,237)	$(27,537)

_________________________

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

Our Free Cash Flow was ($14.2) million during the first nine months of 2019, compared to ($27.5) million in the first nine months of 2018, a favorable change of $13.3 million. The primary contributors to this change are the same 1:1 relationship as the comparable cash flow impact from operating activities and the favorable change of $8.2 million in investing activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes. At September 30, 2019, we had commodity contracts for 2,890,000 MMBTUs of natural gas with a fair market value of a $0.8 million liability. We have hedged a portion of our forecasted transactions through December 2020. At December 31, 2018, we had commodity forward contracts for 3,150,000 MMBTUs of natural gas with a fair market value of a $0.3 million asset. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of September 30, 2019, by Standard & Poor’s.

We have interest rate swap agreements in place to fix certain interest payments of our current and future floating rate Term Loan B debt. The first interest rate swap maintains a fixed interest rate of 4.85 percent, including the credit spread, on $220.0 million of our current Term Loan B debt and matures on January 9, 2020. Two additional interest rate swaps, with a combined notional amount of $200.0 million, become effective in January 2020, when the first swap matures. These two future swaps in essence extend the first swap, have a term of January 2020 to January 2025, and carry a fixed interest rate of 6.19%, including credit spread. Upon refinancing our Term Loan B, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread. At September 30, 2019, the Term Loan B debt held a floating interest rate of 5.04 percent. If the counterparties to the interest rate swap agreements were to fail to perform, the interest rate swaps would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparties. The counterparties held a Standard & Poor's rating of BBB+ or better as of September 30, 2019.

The fair market value of our interest rate swaps is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreements was a $15.9 million liability at September 30, 2019, and a $4.3 million liability at December 31, 2018.

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

As this decision by the Board of Directors may result in changes in our business plans or management's intentions regarding future utilization of the related assets, a calculation was performed in accordance with FASB ASC Topic 360, "Property Plant and Equipment" (ASC 360) to determine if there was an indicator of impairment. The calculation considered all strategic alternatives that were being considered by management as of June 30, 2019 and the likelihood of each of the alternatives. The resulting calculation did not indicate an impairment as of June 30, 2019, as the combined probability weighted average of the undiscounted cash flows associated with each alternative exceeded the carrying value of the assets. We continue to monitor the alternatives being considered by management as changes in strategy or alternatives available may result in future impairment charges.

We also tested the Libbey Holland reporting unit's fixed assets under ASC 360, as of June 30, 2019, as this reporting unit has a history of operating losses and our long-term plan indicates this trend will continue into the near future before turning positive. While the current long-term forecast does not indicate an impairment, the forecast is dependent on specific management actions. We continue to monitor this reporting unit. Should management decide not to take these actions, or the returns derived from such actions be less favorable than forecasted, there could be an impairment trigger which may result in an impairment charge.

Goodwill & Other Purchased Intangible Assets

As part of our on-going assessment of goodwill at June 30, 2019, it was noted that the significant reduction to the Company's share price throughout the quarter resulted in the market capitalization being less than the carrying value. As a result, we determined a triggering event had occurred and accordingly, interim impairment tests of goodwill and other intangible assets were performed as of June 30, 2019. Additionally, during the second quarter, management updated its long-range plan which indicated lower sales and profitability within the Mexico reporting unit (within the Latin America reporting segment) as compared to the projections used in the most recent goodwill impairment testing performed as of October 1, 2018. As a result, the impairment testing indicated that the carrying value of the Mexico reporting unit exceeded its fair value, and we recorded a non-cash impairment charge of $46.0 million during the second quarter of 2019. After recording the impairment charge, there is no longer any goodwill on the balance sheet related to the Mexico acquisition.

As of the June 30, 2019 testing date, the estimated fair value of our other reporting unit that has goodwill exceeded its carrying value, by approximately 40 percent, and is in the U.S. and Canada reporting segment.

In conjunction with the goodwill impairment testing as of June 30, 2019, we also tested Libbey Holland's indefinite life intangible asset (Royal Leerdam® trade name) for impairment. We used a relief from royalty method to determine the fair market value that was compared to the carrying value of the indefinite life intangible asset. The sales forecast for Royal Leerdam® branded product was lowered due to declining performance of mid-tier retailers as consumers in EMEA move to discount and on-line retailers. As a result, the estimated fair value was determined to be lower than the carrying value, and we recorded a non-cash impairment charge of $0.9 million during the second quarter of 2019 in our EMEA reporting segment.

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

Item 1A.	Risk Factors

Our risk factors are set forth in Part I, Item 1A. "Risk Factors" in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2019	—	$—	—	941,250
August 1 to August 31, 2019	—	$—	—	941,250
September 1 to September 30, 2019	—	$—	—	941,250
Total	—	$—	—	941,250

_________________________

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

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

10.1	Executive Severance Compensation Policy dated as of August 13, 2019 (filed herein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	October 29, 2019	by:	/s/ James C.Burmeister
James C. Burmeister
Senior Vice President, Chief Financial Officer and Chief Operating Officer