Form 10-K
period 2019-12-31
LIBBEY INC
filed 2020-02-27
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value (based on the consolidated tape closing price on June 30, 2019) of the voting stock beneficially held by non-affiliates of the registrant was approximately $40,800,424. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers of the registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the registrant or such directors or executive officers that any such persons are “affiliates” of the registrant, as that term is defined under the Securities Act of 1934.

The number of shares of common stock, $.01 par value, of the registrant outstanding as of February 20, 2020 was 22,361,002.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2020 (“Proxy Statement”).

Certain information required by Part II of this Form 10-K is incorporated by reference from registrant’s 2019 Annual Report to Shareholders where indicated.

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

PART I

Item 1. Business

General

Libbey Inc. (Libbey or the Company) is a global leader in the design, production and sale of tableware and other products. We manufacture glass tableware and other glass products at our two plants in the United States as well as our plants located in Mexico (Libbey Mexico), the Netherlands (Libbey Holland), Portugal (Libbey Portugal) and China (Libbey China). We believe that our glass tableware manufacturing, distribution and service network is the largest in the Western Hemisphere and is among the largest in the world. We also source glass tableware, ceramic dinnerware, metal flatware, buffetware and other products globally. We sell our products in more than 100 countries across the globe. Our extensive line of tabletop and other products are sold globally under the Libbey®, Libbey Signature®, Master’s Reserve®, World® Tableware, Syracuse® China, Crisa®, Royal Leerdam®, Crisal Glass® and other brand names primarily in the foodservice, retail and business-to-business channels. See note 19 to the Consolidated Financial Statements for segment and geographic information.

Libbey has a rich heritage that spans over 200 years. We were originally founded as the New England Glass Company in 1818. Operations were moved to Toledo, Ohio, in 1888, and the Company was incorporated in Delaware in 1987.

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

Our shares are traded on the NYSE American exchange under the ticker symbol LBY.

Strategic Initiatives

Our strategy is focused on the following three key areas:

•	Profitable Growth including innovative new products and leveraging our world class digital and e-commerce capabilities;
•	Operational Excellence through best-in-class service, asset optimization and continuous improvement; and
•	Organizational Excellence that develops our talent and culture to the level required to create sustainable value.

In order to improve our capabilities to drive growth through innovation, we have developed a strong marketing organization to drive enhanced market insight and have established improved new product development capabilities.

In the U.S. and Canada we believe we have competitive advantages, including leading market share and best-in-class service in the foodservice, retail and business-to-business channels. We expect to extend these advantages by enhancing customer focus and introducing differentiated new products as we seek to increase our share in existing product categories, such as ceramicware and metalware, and to expand our presence in the healthcare and hospitality segments of the foodservice channel. We are also an established supplier in the regions of Latin America; Europe, the Middle East and Africa (EMEA); and Asia Pacific. We expect these areas to benefit from our enhanced customer focus, new products and adjacencies tailored to increase share.

We made significant investments in 2017 to establish new capabilities to support e-commerce in our retail channel in the U.S. In 2018, we established our internal e-commerce team so that we can scale the business at a reduced cost, and in 2019 we extended our digital platform to support customers in our foodservice channel with the launch of our foodservice website in December 2019. In addition, we have made good progress on our business transformation to simplify and improve capabilities across many areas of the business, led by the start of a new enterprise resource planning system.

In 2019, our consolidated manufacturing footprint and new electrical substation in Portugal provided both operational benefits and reduced energy costs. In addition, we have implemented an enhanced inspection and repair process to further extend asset lives, resulting in more time between furnace rebuilds and a reduction in depreciation expense. In the United States, we upgraded our laser edge technology at our Shreveport manufacturing facility, resulting in more efficient operations. As a glass manufacturer, we have a capital-intensive business, with investments in our furnaces being long-term in nature. Over time, we will continue to seek opportunities to optimize our global manufacturing footprint in order to serve profitable sectors of our markets. We intend to continue to invest in technologies that can extend the useful lives of some assets to deliver improved overall returns.

We continue on our mission to become more market driven as we seek to become one of the most innovative tabletop companies. In 2020, we intend to continue to create momentum executing on our growth and operational and organizational excellence strategies.

Products

Our products include glassware products that we produce at our six manufacturing facilities, as well as glass tableware, ceramicware, metalware, handmade glass tableware and other tabletop products that we source globally. Glass tableware products include products such as tumblers, stemware, mugs, bowls, shot glasses, canisters, candleholders and other items. Other glass products include candle jars, vases, storageware, serveware, bakeware and components such as blender jars and mixing bowls sold to original equipment manufacturers (OEMs). We also offer a wide range of ceramic dinnerware products. These include plates, bowls, platters, cups, saucers and other tabletop accessories. In addition, we offer an extensive selection of metal flatware, including knives, forks, spoons and serving utensils.

In recent years, we have invested in proprietary ClearFire® technology at our Shreveport, Louisiana, facility to manufacture premium glass tableware suitable for fine dining, household and consumer use. We sell these products in the foodservice channel under the Master’s Reserve® brand and in retail under the Libbey Signature® brand.

We have developed a complete premium tabletop offering called the Artistry Collection™ that is targeted to serve fine dining establishments and event venues in the foodservice channel. It combines our Master’s Reserve® brand glassware with our Master’s Gauge® flatware and other leading brands of fine tabletop products sourced through the following exclusive distribution agreements:

•

Spiegelau® and Nachtmann® glassware and serveware products in the U.S. foodservice channel. Spiegelau® is known for its fine stemware and other drinkware assortments. Nachtmann® offers a variety of upscale serveware, decorative products, stemware and drinkware for finer dining establishments.

•	Schönwald dinnerware products in the U.S. and Canada. Schönwald is one of the world’s leading providers of high-end porcelain and bone china for foodservice.

•	Assheuer + Pott GmbH & Co. KG (APS®) serveware and buffetware products in the U.S. and Canada foodservice channel. APS is one of Europe’s largest suppliers of premium buffet and tabletop products tailored specifically for the hospitality and catering industries.

Customers

We believe that our regional market segment organization allows us to better understand and serve our customers’ needs.

In the U.S. and Canada, customers for our tableware products include over 320 traditional and web-based foodservice distributors in the United States and Canada who sell primarily to restaurants, bars, hotels and other foodservice venues. In retail, we sell to mass merchants, department stores, pure play e-commerce retailers or marketers, retail distributors, national retail chains and specialty housewares stores. Additionally, in the business-to-business channel, we sell to a variety of customers, including companies using glass in candle, floral and other OEM applications.

In Latin America, we sell to retail customers including mass merchants, wholesale distributors and in outlet stores; to a wide variety of business-to-business customers who use glass products in promotions, catalogues, candles, food packing and various OEM uses; and to foodservice distributors.

In EMEA, we sell glass tableware to retailers, distributors and decorators that service the retail, foodservice and business-to-business channels, including large breweries and distilleries that decorate products with company logos for promotional and resale purposes.

We also sell glass tableware products in the Asia Pacific region primarily to distributors.

No single customer accounts for 10 percent or more of our sales, although the loss of any of our major customers could have a meaningful impact on us.

Competition

The markets for our products are highly competitive in all our geographic segments. Our competitors include other glass tableware manufacturers, including large multinational companies such as Arc International (a French company) and Paşabahçe (a unit of Şişecam Holdings, a Turkish company), Anchor Hocking (a U.S. company), AnHui DeLi Glassware Co., Ltd. (a Chinese company), Vicrila Industrias del Vidrio S.L.U. - VICRILA (a Spanish company) and various other manufacturers throughout the world; ceramic dinnerware and metalware manufacturers throughout the world, including Oneida Hospitality Group, Steelite and others; and a variety of sourcing or marketing companies. In addition, other products such as plastic and melamine compete with our glass and ceramic tabletop products. We believe our principal competitive advantages are our installed base, customer service, price, product quality, new product development, brand name, responsiveness, delivery time and breadth of product offerings.

Throughout 2019 we continued to experience softer global demand and broad scale industry overcapacity among glass tableware manufacturers. In the U.S., the relative strength of the dollar versus other world currencies has improved the ease with which foreign manufacturers can sell products into the U.S. at competitive prices.

Sales, Marketing and Distribution

In 2019, approximately 78 percent of our sales were to customers located in North America (U.S., Canada and Mexico), and approximately 22 percent of our sales were to customers in other countries. We sell our products in over 100 countries around the world. We employ our own sales force to call on customers and distributors. In addition, we occasionally retain the services of manufacturer’s representative organizations to assist in selling our products. We have marketing staff located at our corporate headquarters in Toledo, Ohio, and in our Columbus, Ohio office, as well as in Mexico, Portugal, the Netherlands and China.

We operate distribution centers at or near each of our manufacturing facilities (see “Properties” below). In addition, we operate a distribution center in Laredo, Texas, and one in West Chicago, Illinois, and we have contracts with third-party logistics providers to service a portion of our direct-to-consumer e-commerce business. Our warehouse and distribution centers are strategically located to enable us to supply significant quantities of our product to customers on a timely and cost-effective basis.

The majority of our sales are in the foodservice, retail and business-to-business channels, which are further detailed below.

Foodservice

We have, according to our estimates, the leading market share in glass tableware sales in the U.S. and Canadian foodservice channel, placing us among the leading glass tableware suppliers around the globe. A majority of our sales of tabletop products to foodservice establishments are made through a network of foodservice distributors. Our strong foodservice distributor network and in-house sales force provide broad coverage of a wide variety of foodservice establishments, including restaurants, bars, hotels and other travel and tourism venues. We have seen a change over the past few years, with more customers in the U.S. and Canada turning to web-based distribution, particularly when ordering replacement products after the original installation. We are leveraging our digital and e-commerce experience and capabilities developed in the retail channel to help our foodservice distribution customers adapt to this changing environment and meet this demand. In 2019, we developed our new foodservice website to provide end users and distributors quicker visibility of our products. In addition, we have added more sales people in 2019 to focus on our target markets including the healthcare industry (with a particular focus on the senior living segment of that industry) and hospitality.

Retail

Our primary customers in the retail channel include mass merchants, specialty housewares stores, pure play e-commerce retailers and value-oriented retailers in the U.S. and around the globe. Management estimates that we maintain a leading share of the U.S. retail market for glass beverageware. We believe that our established relationships with major retailers, particularly in the U.S. & Canada, Latin America and EMEA regions, position us to successfully introduce differentiated new retail products to pursue increased share and profitability. We also operate outlet stores in the U.S., Mexico and Portugal and make sales via internet retailers.

Business-to-Business

We supply glass tableware to the business-to-business channel of distribution. Our customers for products sold in the business-to-business channel in the U.S. & Canada and Latin America include drink companies and custom decorators of glassware for promotional purposes and resale, as well as products for candle and floral applications. In addition, Latin America sells blender jars and various OEM products in this channel. The craft industries and gourmet food-packing companies are also among our business-to-business glassware customers. In Europe, our customers in the business-to-business channel include marketers who decorate our glassware with company logos and resell these products to large breweries and distilleries, which redistribute the glassware for promotional purposes and resale.

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

Our glass tableware products generally are produced using one of two manufacturing methods, commonly referred to as “blown” or “ pressed”. In the case of certain stemware, we may use a combination of these methods. Most of our tumblers, stemware and other glass tableware products are “blown”, meaning that they are produced by forming molten glass in molds with the use of compressed air. Our other glass tableware products and the stems of certain stemware are “pressed”, meaning that they are produced by pressing molten glass into the desired product shape.

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

Ceramic dinnerware and metal flatware are sourced primarily from the Asia Pacific region.

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

Research and Development

Our research and development efforts focus on developing new, differentiated and innovative products to meet customers’ and consumers’ needs. Our product development efforts begin with consumer insights, and we have been investing to strengthen these capabilities. Our focus is to improve the quality of our products and develop innovative new consumer solutions and product offerings that enhance the profitability of our business through research and development, including adjacent technology, safety and risk mitigation techniques. We will continue to invest in strategic research and development projects that we expect will further enhance our ability to compete in our core business.

In addition, our core competencies include our glass engineering excellence and world-class manufacturing development techniques. We employ a team of engineers, in addition to external consultants and university collaboration studies in sciences, to conduct research and development.

Patents, Trademarks and Licenses

Based upon market research and surveys, we believe that our trade names and trademarks, as well as our product shapes and styles, enjoy a high degree of consumer recognition and are valuable assets. We believe that the Libbey®, Libbey Signature®, Master’s Reserve®, Master’s Gauge®, Syracuse® China, World® Tableware, Crisa®, Royal Leerdam® and Crisal Glass® trade names and trademarks are material to our business.

We have rights under a number of patents that relate to a variety of products and processes. However, we do not consider that any patent or group of patents relating to a particular product or process is of material importance to our business as a whole.

Environmental Matters

Our operations, in common with those of the industry generally, are subject to numerous existing laws and governmental regulations designed to protect the environment, particularly regarding plant waste, emissions and solid waste disposal and remediation of contaminated sites. We believe that we are in material compliance with applicable environmental laws, and we are not aware of any regulatory initiatives that we expect will have a material effect on our products or operations. See “ Risk Factors - We are subject to various environmental legal requirements and may be subject to new legal requirements in the future; these requirements could have a material adverse effect on our operations.” See also note 17, “ Contingencies,” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further information regarding environmental matters with respect to which we may have liability.

Although we continue to modify our manufacturing processes and technologies in an effort to reduce our emissions and increase energy efficiency, capital expenditures for property, plant and equipment specifically for environmental control purposes were not material during 2019 or 2018 and are not expected to be material in 2020.

Employees

We employed 5,872 persons at December 31, 2019. Approximately 70 percent of our employees are employed outside the U.S. The majority of our employees are paid hourly and covered by collective bargaining agreements. The total number of employees under a collective bargaining agreement expiring within one year is approximately 56 percent of Libbey’s total workforce. Our collective bargaining agreement with our unionized employees in the Netherlands is scheduled to expire on June 30, 2020; our collective bargaining agreement with our unionized employees in Shreveport, Louisiana, is scheduled to expire on December 15, 2020; and our collective bargaining agreements with our unionized employees in Toledo, Ohio, are scheduled to expire on September 30, 2022. Under our collective bargaining agreements covering our unionized employees in Mexico, we negotiate wages annually and negotiate benefits every other year. In Portugal and China, we have no written collective bargaining agreement with our unionized employees, but there are consultations with the unions on various matters, including annual negotiations regarding wages. We believe that our relations with our employees are good.

Item 1A. Risk Factors

The following factors are the most significant factors that can impact year-to-year comparisons and may affect the future performance of our businesses. New risks may emerge, and management cannot predict those risks or estimate the extent to which they may affect our financial performance.

Financial Risks

Our ability to obtain adequate financing or raise capital in the future may be limited.

Our ABL Facility matures on December 7, 2022 (or January 9, 2021, if our Senior Secured Term Loan B is not refinanced by that date) and our Senior Secured Term Loan B matures on April 9, 2021. If we cannot refinance the foregoing indebtedness upon their respective maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue to fund our capital requirements, which may have an adverse effect on our business, financial condition and results of operations.

Our level of debt may limit our operating and financial flexibility.

As of December 31, 2019, we had $393.2 million aggregate principal amount of debt outstanding. Although our ABL Facility credit agreement and Term Loan B Senior Secured Credit Agreement generally do not contain financial covenants, the credit agreements contain other covenants that limit our operational and financial flexibility, such as by:

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

• •

limit our ability to attract and retain talent; and

limit our ability to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our debt obligations reach maturity. Our ABL Facility matures on December 7, 2022 (or January 9, 2021, if our Senior Secured Term Loan B is not refinanced by that date) and our Senior Secured Term Loan B matures on April 9, 2021.

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

Our credit ratings are important to our cost of capital. The major debt rating agencies routinely evaluate our debt based on a number of factors, including our financial strength and business risk as well as transparency with rating agencies and timeliness of financial reporting. In November 2019, Standard & Poor’s downgraded our corporate credit rating from B to B- and lowered the issue-level rating on our Term Loan B from B to B-, with a revised recovery rating from 2 to 3, in each case with a stable outlook. In addition, Moody’s Investor Service lowered our corporate family rating and Term Loan B from B2 to B3, with a stable outlook. These and potential further downgrades to our debt ratings could result in increased interest and other expenses on future borrowings and limit our ability to refinance our existing debt on acceptable terms or at all. Downgrades in our debt rating could also restrict our access to capital markets.

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

Our operations are capital intensive, requiring us to maintain a large fixed cost base. Our total cash paid for capital expenditures were $31.2 million and $45.1 million for the years ended December 31, 2019 and 2018, respectively.

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

Sand, soda ash, lime and corrugated packaging materials are the principal materials we use to make our products. We also rely heavily on natural gas, electricity, water and other utilities. In addition, we obtain glass tableware, ceramic dinnerware and metal flatware from third parties. Increases in the costs of these commodities or products may result from inflationary pressures as well as temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors. If we experience shortages in commodities or sourced products, we may be forced to procure them from alternative suppliers, and we may not be able to do so on terms as favorable as our current terms or at all.

In addition, the cost of U.S. dollar-denominated purchases (including for raw materials) for our operations in the euro zone, Mexico and China may increase due to appreciation of the U.S. dollar against the euro, the Mexican peso or the Chinese renminbi, respectively.

If we are unsuccessful in managing our costs or in passing cost increases through to our customers through increased prices, our financial condition and results of operations may be materially and adversely affected.

The profitability of our business may be materially and adversely impacted if we are unable to fully absorb the high levels of fixed costs associated with our business.

The high levels of fixed costs of operating glass production plants encourage high levels of output, even during periods of reduced demand, which can lead to excess inventory levels and exacerbate the pressure on profit margins. In addition, significant portions of our selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production our costs per unit increase, negatively impacting our gross margins. Decreased demand or the need to reduce inventories can lead to capacity adjustments that reduce our ability to absorb fixed costs and, as a result, may materially impact our profitability.

Fluctuation of the currencies in which we conduct operations could adversely affect our financial condition, results of operations and cash flows.

Our reporting currency is the U.S. dollar. A significant portion of our net sales, costs, assets and liabilities are denominated in currencies other than the U.S. dollar, primarily the euro, the Mexican peso, the Chinese renminbi and the Canadian dollar. In our Consolidated Financial Statements, we translate local currency financial results into U.S. dollars based on the exchange rates prevailing during the reporting period. During times of a strengthening U.S. dollar, the reported revenues and earnings of our international operations will be reduced because the local currencies will translate into fewer U.S. dollars. This could have a material adverse effect on our financial condition, results of operations and cash flow.

In addition, changes in the value, relative to the U.S. dollar, of the various currencies in which we conduct operations, including the euro, the Mexican peso and the Chinese renminbi, may result in significant changes in the indebtedness of our non-U.S. subsidiaries.

If we have an asset impairment in a business segment, our net earnings and net worth could be materially and adversely affected by a write-down of goodwill, intangible assets, fixed assets or right-of-use assets.

We have recorded a significant amount of goodwill, which represents the excess of cost over the fair value of the net assets of the business acquired; other identifiable intangible assets, including trademarks and trade names; and fixed assets and right-of-use assets. Impairment of goodwill, identifiable intangible assets, fixed assets or right-of-use assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. Under U.S. GAAP, we are required to charge the amount of any impairment immediately to operating income.

We conduct an impairment analysis at least annually related to goodwill and other indefinite lived intangible assets. This analysis requires management to make significant judgments and estimates, primarily regarding expected financial performance, expected growth rates, and discount rates, identifying similar companies with comparable business factors and assessing comparable multiples. We determine expected financial performance and growth rates based on internally developed forecasts considering our future financial plans. We estimate the discount rate used based on an analysis of comparable company weighted average costs of capital that consider market assumptions obtained from independent sources. We identify similar companies with comparable business factors such as size, growth, profitability, risk and return on investment. We identify comparable multiples that we feel are most relevant to Libbey. The estimates that management uses in this analysis could be materially impacted by factors such as specific industry conditions, changes in cash flow from operations and changes in growth trends. In addition, the assumptions management uses are management’s best estimates based on projected results and market conditions as of the date of testing. Significant changes in these key assumptions could result in indicators of impairment when completing the annual impairment analysis. We assess our fixed assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We remain subject to future financial statement risk in the event that goodwill, other identifiable intangible assets, fixed assets or right-of-use assets become impaired. For further discussion of key assumptions in our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

In the second quarter of 2019, we recorded a $46.0 million non-cash goodwill impairment charge in the Mexico reporting unit of our Latin America reporting segment. Also during the second quarter of 2019, we recorded a non-cash impairment charge of $0.9 million related to Libbey Holland’s indefinite life intangible asset (Royal Leerdam® trade name) in our EMEA reporting segment. For further information regarding these goodwill and indefinite life intangible asset impairments see note 4, Purchased Intangible Assets and Goodwill, to our Consolidated Financial Statements.

In the fourth quarter of 2019, we recorded a non-cash impairment charge of $18.3 million within the Holland asset group (within our EMEA reporting segment) resulting in a write down of the value of the property, plant and equipment and operating lease right-of-use assets. For further information regarding these long-lived asset impairments see note 5, Property, Plant and Equipment, and note 15, Leases, to our Consolidated Financial Statements.

The results of our October 1, 2019 annual impairment test indicated the estimated fair value of our reporting unit (within the U.S. & Canada reporting segment) that has goodwill exceeded the carrying value by approximately 50 percent. As of December 31, 2019, we had goodwill and other identifiable intangible assets of $50.3 million, net fixed assets of $233.9 million and right-of-use assets of $54.7 million. There can be no assurance that we will not record further impairment charges that may adversely impact our net earnings and net worth.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including under our ABL Facility credit agreement and our Term Loan B Senior Secured Credit Agreement and our interest rate swaps.

We have a substantial amount of variable-rate debt and interest rate swaps indexed to LIBOR, and we may be adversely affected upon the transition away from LIBOR after 2021. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. As a response to the phase out of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR, or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including our ABL Facility credit agreement and our Term Loan B Senior Secured Credit Agreement and our interest rate swaps. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including our Term Loan B Senior Secured Credit Agreement. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our ABL Facility credit agreement and our Term Loan B Senior Secured Credit Agreement and our interest rate swaps.

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

As part of our pension expense, we periodically incur pension settlement charges. We may incur further expenses related to our employee pension and post-retirement welfare plans that could have a material adverse effect on our results of operations and financial condition.

If our investments in e-commerce, new technology and other capital expenditures do not yield expected returns, our results of operations could be adversely affected.

We continue to invest in our glass tableware production equipment and make other capital expenditures to further improve our production efficiency, reduce our cost profile and expand and enhance our e-commerce capabilities. To the extent that these investments do not generate targeted levels of returns in terms of profitability, efficiency or improved cost profile, our financial condition and results of operations could be adversely affected.

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

In addition, the government of China imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of Libbey China to remit sufficient foreign currency to make payments to us. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the Chinese State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where renminbi are to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. In the future, the Chinese government could institute restrictive exchange rate policies for current account transactions. These policies may limit our ability to remit proceeds received in connection with any strategic transactions we may undertake in connection with our review of strategic alternatives involving our China business and could adversely affect our results of operations and financial condition.

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

We are subject to the tax laws, regulations, and legal decisions in various tax jurisdictions. Our worldwide tax provision is based in part on many material judgments and interpretations of these bodies of law. Tax authorities in the various jurisdictions may not agree with our judgments and interpretations and may assess additional tax which could result in material changes to our tax liabilities and/or significant legal and consulting fees in defense thereof. Additionally, tax laws, regulations and legal precedents may change over time resulting in material changes to our tax provisions and deferred tax positions. Changes to tax laws, regulations, and legal precedents could contain statutory changes or interpretations that are inconsistent with the Company’s application of the law in the absence of such changes and could result in material adjustments to tax liabilities.

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

Additionally, changes in the buying preferences of consumers and customers may adversely impact the demand for and profitability of our products. For example, consumer buying preferences continue to shift from buying at brick-and-mortar stores to buying online. Similarly, in the foodservice channel of distribution, end users of our products such as bars and restaurants increasingly are demonstrating a preference to bypass traditional foodservice distributors in favor of buying online, particularly as they seek to replenish products originally purchased through traditional foodservice distributors. We launched our e-commerce capability in mid-2017 in response to the shifting buying preferences of consumers in the retail channel of distribution, and we initiated our e-commerce capability to the foodservice channel of distribution in late 2019. However, these changes in buying preferences may outpace our still-developing e-commerce capability. In addition, if and to the extent that our brick-and-mortar retail customers and traditional foodservice distribution partners perceive our e-commerce capabilities as a threat rather than as an opportunity to expand their own businesses, demand for our products from brick-and-mortar retail customers and traditional foodservice distribution parties may be adversely affected.

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

On February 18, 2019, the Board of Directors of Libbey approved a plan to pursue strategic alternatives with respect to our business in the People’s Republic of China (PRC), including the sale or closure of our manufacturing and distribution facility located in Langfang, PRC. Due to the continued level of uncertainty surrounding the ultimate course of action, we are unable at this time to estimate an amount or range of amounts of any charges that we may incur in connection with the planned strategic review.

In the past, we have recorded other restructuring charges related to involuntary employee terminations, various facility abandonments, and various other restructuring activities. We continually evaluate ways to reduce our operating expenses through new restructuring opportunities, including more effective utilization of our assets, workforce, and operating facilities. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. As a result, there is a risk, which is increased during economic downturns and with expanded global operations, that we may incur material restructuring charges in the future.

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

Competitors include other glass tableware manufacturers, including large multinational companies such as Arc International (a French company), Paşabahçe (a unit of Şişecam Holdings, a Turkish company), Anchor Hocking (a U.S. company), AnHui DeLi Glassware Co., Ltd. (a Chinese company), Vicrila Industrias del Vidrio S.L.U. - VICRILA (a Spanish company), and various other manufacturers in Europe, Asia Pacific and the Americas; a variety of ceramic dinnerware and metalware manufacturers throughout the world, including Oneida Hospitality Group, Steelite and others; and a variety of sourcing or marketing companies. In addition, other products such as plastic and melamine compete with our glass tableware and ceramic dinnerware products.

Demand for our products may be adversely impacted by increased competitive pressures caused by the provision of subsidies by foreign countries to our competitors based in those countries; national and international boycotts and embargoes of other countries or U.S. imports and/or exports; the raising of tariff rates on, or increase of non-tariff trade barriers that apply to imports of our products to foreign countries; the lowering of tariff rates on imports into the U.S. of our foreign competitors’ products; and other changes to international agreements that improve access to the U.S. market for our competitors.

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

The cost-competitiveness of our products, as compared to foreign competition, also may be reduced as a result of major fluctuations in the value of the euro, the Mexican peso, the Chinese renminbi, which we refer to as the “RMB,” or the Canadian dollar relative to the U.S. dollar and other major currencies. For example, if the U.S. dollar appreciates against the euro, the Mexican peso or the Chinese renminbi, the purchasing power of those currencies effectively would be reduced compared to the U.S. dollar, making our U.S.-manufactured products more expensive in the euro zone, Mexico and China, respectively, compared to the products of local competitors, and making products manufactured by our foreign competitors in those locations more cost-competitive with our U.S.-manufactured products.

Our Mexican pension and U.S. and non-U.S. post-retirement welfare plans are unfunded; in the future, levels of funding of our U.S. pension plans could decline and our pension expense could materially increase.

We have not funded, and under Mexican law we are not obligated to fund, our Mexican pension plan. As of December 31, 2019, the unfunded amount of the projected benefit obligation for the Mexican pension plan was $41.3 million. In addition, although we have closed participation in our U.S. pension and post-retirement welfare plans, many of our employees participate in, and many of our former employees are entitled to benefits under, our U.S. and non-U.S. defined benefit pension plans and post-retirement welfare plans.

In connection with our employee pension and post-retirement welfare plans, we are exposed to market risks associated with changes in the various capital markets. Changes in long-term interest rates affect the discount rate that is used to measure our obligations and related expense. Our total pension and post-retirement welfare expense, including pension settlement charges, for all U.S. and non-U.S. plans was $6.4 million and $7.0 million for the fiscal years ended December 31, 2019 and 2018, respectively. We expect our total pension and post-retirement welfare expense for all U.S. and non-U.S. plans to be $9.4 million in 2020. Volatility in the capital markets affects the performance of our pension plan asset performance and related pension expense. For discussion regarding sensitivity to changes in key assumptions related to our pension and other post-retirement plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

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

Natural gas and electricity are the primary sources of energy in most of our production processes. We do not have long-term contracts for natural gas. In addition, the price of electricity under long-term contracts for electricity may be variable. Accordingly, the cost of our natural gas and electricity is subject to market variables and fluctuating prices. Consequently, our operating results are strongly linked to the cost of natural gas and electricity. We utilize natural gas swap contracts with respect to our North American manufacturing facilities, and we aim to hedge 40 to 70 percent of our anticipated natural gas needs there. With respect to our international facilities, we utilize fixed-price contracts to fix a portion of our natural gas needs. In some countries in which we operate, including China, our ability to put in place fixed-priced contracts or natural gas swap contracts to fix the price of natural gas is limited. We spent $49.3 million and $53.5 million on natural gas and electricity for the years ended December 31, 2019 and 2018, respectively. We have no way of predicting to what extent natural gas or electricity prices will rise in the future. To the extent that we are not able to offset increases in natural gas or electricity prices, such as by passing along the cost to our customers, these increases could adversely impact our margins and operating performance.

The market price of our common stock is subject to volatility.

The market price of our common stock has historically been volatile and in the future could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include market conditions within the industries in which we operate, as well as general economic and market conditions, such as recessions; seasonality of our business operations; the general state of the securities markets and the market for stocks of companies in our industry; trading volumes; sales by holders of large amounts of our common stock; short selling; actual or anticipated variations in our operational results and cash flow; actual or anticipated variations in our earnings relative to our competition; changes in financial estimates by securities analysts; governmental legislation or regulation; downgrades in our credit ratings; our high level of indebtedness and availability of and cost of credit; and currency and exchange rate fluctuations. Volatility of our stock price may increase the risk that our stockholders will suffer a loss on their investment or be unable to sell or otherwise liquidate their holdings of our common stock.

Operational Risks

If we are unable to renegotiate collective bargaining agreements successfully when they expire, organized strikes or work stoppages by unionized employees may have an adverse effect on our operating performance.

We are party to collective bargaining agreements that cover most of our manufacturing employees. The agreement with our unionized employees in the Netherlands is scheduled to expire on June 30, 2020; the agreement with our unionized employees in Shreveport, Louisiana, is scheduled to expire on December 15, 2020; and the agreements with our unionized employees in Toledo, Ohio, are scheduled to expire on September 30, 2022. Under our collective bargaining agreements covering our unionized employees in Mexico, we negotiate wages annually and negotiate benefits every other year. In Portugal and China we have no written collective bargaining agreement with our unionized employees, but there are consultations with the unions on various matters, including annual negotiations regarding wages.

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

The design and implementation of our new enterprise resource planning system could face significant difficulties.

In 2018, we began the design and implementation of a new enterprise resource planning (ERP) system, requiring significant investment and human resources to deploy. It is possible that the system will be more expensive and take longer to fully implement than originally planned, including increased investment, higher fees and expenses of third parties, delayed implementation scheduling, and more on-going maintenance expense once implemented. If for any reason the implementation is not successful, we could be required to expense rather than capitalize related amounts. In addition, potential flaws in the implementation of the ERP system may pose risks to our ability to operate successfully and efficiently. These risks include, but are not limited to, inefficient use of employees, distractions to our core business, adverse customer reactions, loss of key information, delays in decision making, and unforeseen additional costs due to the inability to integrate vital information processes.

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

In 2018 we began the phased implementation of a new ERP system. Any damage to, significant disruption in the operation of, or failure of our information systems, including our new ERP system, to perform as expected could disrupt our business; result in decreased sales, increased overhead costs, excess inventory and product shortages; and otherwise adversely affect our operations, financial performance and condition. We take significant steps to mitigate the potential impact of each of these risks, but there can be no assurance that these procedures will be completely successful.

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

A severe outbreak, epidemic or pandemic of a contagious disease in a location where we have a facility, or from where we source raw materials or finished goods, could adversely impact our operations and financial condition.

Our facilities and our suppliers’ facilities may be impacted by the outbreak of certain public health issues, including epidemics, pandemics and other contagious diseases. If a severe outbreak were to occur where we or our suppliers have facilities, it could adversely impact our operations and financial condition. In December 2019 a novel strain of coronavirus surfaced in China. The extent to which the coronavirus will impact our results, particularly with respect to our manufacturing facility in China and exports of products that we source from China, will depend on future developments, which are highly uncertain and cannot be predicted.

Our exploration and pursuit of strategic alternatives for our business in China may not be successful.

In February 2019, we announced the pursuit of strategic alternatives for our business in China, including a potential sale or closure of our manufacturing and distribution facility in Langfang, China. There can be no assurance that the strategic exploration process will result in a transaction or other outcome.

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

•

political, social and economic instability and uncertainties arising from the global geopolitical environment, including the United Kingdom referendum in favor of exiting the European Union and the evolving U.S. political, regulatory and economic landscape following the 2016 elections and upcoming 2020 elections;

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

•	The impact of changes in financial reporting requirements, accounting standards, pronouncements, principles or practices, including with respect to our critical accounting policies and estimates;

•

The impact of changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and the impact of settlements of pending or any future adjustments proposed by any taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. For example, the Company and its subsidiaries are subject to examination by various countries’ tax authorities, which may lead to proposed or assessed adjustments to our taxes. For further information regarding tax contingencies, see note 7, Income Taxes, to the Consolidated Financial Statements included in Part II, Item 8, of this Annual Report;

•

The impact of changes in international trade agreements and tariffs, including the uncertainty surrounding the potential impact of Brexit and the various “trade-wars” between the U.S. and other countries; and

•

The impact of new accounting standards or pronouncements, which could adversely affect our operating results or cause unanticipated fluctuations in our results in future periods. The accounting rules and regulations with which we must comply are complex and continually changing. In addition, many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. While we believe that our financial statements have been prepared in accordance of U.S. generally accepted accounting principles, we cannot predict the impact of future changes to accounting principles or to our accounting policies on our financial statements going forward.

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

We are subject to changing rules and regulations of federal and state government, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board (“PCAOB”), the Securities and Exchange Commission (“SEC”) and the NYSE American exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by the U.S. Congress. For example, the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the PCAOB, imposed and may impose further compliance burdens and costs on us. Also, in July 2010, the Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act includes significant corporate governance and executive compensation-related provisions that require the SEC to adopt additional rules and regulations in these areas. Our efforts to comply with new requirements of law and regulation are likely to result in an increase in expenses and a diversion of management’s time from other business activities. Also, those laws, rules and regulations may make it more difficult and expensive for us to attract and retain key employees and directors and to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage.

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

Several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses. These estimates and assumptions must be made due to certain information used in preparation of our financial statements which is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. We believe that accounting for property, plant and equipment, operating lease right-of-use assets, goodwill, intangible assets, pension and other post-employment benefit plans, contingencies and litigation, and income taxes involves significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2019 we had operations in the following locations:

Segment	Location	Manufacturing	Warehousing/Distribution

U.S. & Canada	Toledo, Ohio	x	x
	Shreveport, Louisiana	x	x
	Laredo, Texas		x
	West Chicago, Illinois		x

Latin America	Monterrey, Mexico	x	x

EMEA	Leerdam, Netherlands	x	x
	Marinha Grande, Portugal	x	x

Other	Langfang, China	x	x

These facilities have an aggregate floor space of 7.1 million square feet. We own approximately 65 percent and lease approximately 35 percent of this floor space. In addition to the operational facilities listed above, our headquarters (Toledo, Ohio), office space for members of our marketing, digital and e-commerce team (Columbus, Ohio), some warehouses (various locations), sales offices (various locations), showrooms (in Chicago, New York City and Toledo, Ohio) and various outlet stores are located in leased space. We also utilize various warehouses as needed on a month-to-month basis.

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

In addition, the Company and its subsidiaries are subject to examination by various countries’ tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. For a detailed discussion on tax contingencies, see note 7, Income Taxes, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock and Dividends

Libbey Inc. common stock is listed for trading on the NYSE American exchange under the symbol LBY.

On February 20, 2020, there were 744 registered common shareholders of record. From February 2015 through March 2018, dividends were paid. The declaration of future dividends is within the discretion of the Board of Directors of Libbey and depends upon, among other things, business conditions, earnings and the financial condition of Libbey.

Issuer Purchases of Equity Securities

Following is a summary of the 2019 fourth quarter activity in our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2019	—	$—	—	941,250
November 1 to November 30, 2019	—	$—	—	941,250
December 1 to December 31, 2019	—	$—	—	941,250
Total	—	$—	—	941,250

________________________

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

Item 6. Selected Financial Data

Selected financial information is as follows:

Year ended December 31,
(dollars in thousands, except percentages, per-share amounts and employees)	2019	2018	2017	2016	2015 (a)
Operating Results:
Net sales	$782,437	$797,858	$781,828	$793,420	$822,345
Gross profit	$154,209	$154,891	$154,041	$169,683	$199,766
Gross profit margin	19.7%	19.4%	19.7%	21.4%	24.3%
Selling, general and administrative expenses	$122,370	$127,851	$126,205	$121,732	$128,205
Asset Impairments	$65,152	$—	$79,700	$—	$—
Income (loss) from operations (IFO)	$(33,313)	$27,040	$(51,864)	$47,951	$71,561
IFO margin	(4.3)%	3.4%	(6.6)%	6.0%	8.7%
Other income (expense)	$(4,443)	$(2,764)	$(5,306)	$721	$(24,960)
Earnings (loss) before interest and income taxes (EBIT)	$(37,756)	$24,276	$(57,170)	$48,672	$46,601
EBIT margin	(4.8)%	3.0%	(7.3)%	6.1%	5.7%
Interest expense	$22,510	$21,979	$20,400	$20,888	$18,484
Income (loss) before income taxes	$(60,266)	$2,297	$(77,570)	$27,784	$28,117
Provision (benefit) for income taxes (a)	$8,753	$10,253	$15,798	$17,711	$(38,216)
Effective tax rate	(14.5)%	446.4%	(20.4)%	63.7%	(135.9)%
Net income (loss) (a)	$(69,019)	$(7,956)	$(93,368)	$10,073	$66,333
Net income (loss) margin	(8.8)%	(1.0)%	(11.9)%	1.3%	8.1%

Per-Share Amounts:
Diluted net income (loss) (a)	$(3.08)	$(0.36)	$(4.24)	$0.46	$2.99
Dividends declared	$—	$0.1175	$0.47	$0.46	$0.44

Other Information:
Adjusted EBITDA (b) (non-GAAP)	$70,308	$70,950	$70,562	$111,641	$116,349
Adjusted EBITDA margin (b) (non-GAAP)	9.0%	8.9%	9.0%	14.1%	14.1%

Employees	5,872	6,083	6,188	6,254	6,543

Balance Sheet Data:
Total assets (c)	$706,687	$714,175	$717,239	$818,169	$852,444
Total liabilities (c)	$732,474	$664,282	$650,345	$673,050	$704,062
Trade Working Capital (d) (non-GAAP)	$176,842	$201,244	$199,537	$183,540	$200,846
% of net sales	22.6%	25.2%	25.5%	23.1%	24.4%
Total borrowings - net	$391,840	$397,700	$384,390	$407,840	$431,019

Cash Flow Data:
Net cash provided by operating activities	$63,432	$36,870	$45,308	$83,904	$69,692
Net cash used in investing activities	$(31,159)	$(45,087)	$(47,628)	$(34,604)	$(48,129)
Free Cash Flow (e) (non-GAAP)	$32,273	$(8,217)	$(2,320)	$49,300	$21,563
Net cash provided by (used in) financing activities	$(8,005)	$9,465	$(35,214)	$(35,976)	$(29,997)

______________________________

(a)	Includes a tax benefit of $(43,805) in the fourth quarter of 2015 related to the reversal of substantially all of the remaining valuation allowance recorded against U.S. deferred tax assets.
(b)

We believe that Adjusted EBITDA (adjusted earnings before interest, taxes, depreciation and amortization) and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance. For a reconciliation from net income (loss) to Adjusted EBITDA, reasons why we use this measure and certain limitations, see below.

(c)	On January 1, 2019, we adopted the new lease accounting standard applying the modified retrospective approach which resulted in us recognizing operating lease right-of-use assets and lease liabilities on the balance sheet. 2015 to 2018 continue to be reported in accordance with our previous accounting.
(d)	Defined as net accounts receivable plus net inventories less accounts payable.
(e)

We believe that Free Cash Flow (the sum of net cash provided by operating activities and net cash used in investing activities), is a useful metric for evaluating our liquidity. For reasons why we use this metric and certain limitations, see “Free Cash Flow” within “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reconciliation of Net Income (Loss) to Adjusted EBITDA

Year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Net income (loss) (U.S. GAAP)	$(69,019)	$(7,956)	$(93,368)	$10,073	$66,333
Add:
Interest expense	22,510	21,979	20,400	20,888	18,484
Provision (benefit) for income taxes	8,753	10,253	15,798	17,711	(38,216)
Depreciation and amortization	39,046	44,333	45,544	48,486	42,712
Add: Special items before interest and taxes:
Impairment of goodwill (note 4) (1)	45,981	—	79,700	—	—
Impairment of long-lived assets (notes 4, 5 & 15) (2)	19,171	—	—	—	—
Product portfolio optimization (3)	—	—	—	5,693	—
Reorganization/restructuring charges (4)	3,341	—	2,488	—	4,316
Executive terminations/retirements	—	—	—	4,460	870
Pension settlements	—	—	—	168	21,693
Work stoppage (5)	—	—	—	4,162	—
Fees associated with strategic initiative (6)	—	2,341	—	—	—
Debt refinancing fees	525	—	—	—	—
Environmental obligation	—	—	—	—	157
Adjusted EBITDA (non-GAAP)	$70,308	$70,950	$70,562	$111,641	$116,349

Net sales	$782,437	$797,858	$781,828	$793,420	$822,345
Net income (loss) margin (U.S. GAAP)	(8.8)%	(1.0)%	(11.9)%	1.3%	8.1%
Adjusted EBITDA margin (non-GAAP)	9.0%	8.9%	9.0%	14.1%	14.1%

____________________________________

(1)	2019 and 2017 include a non-cash goodwill impairment charge recorded in our Latin America segment.
(2)	Includes non-cash impairment charges for property, plant and equipment, operating lease right-of-use assets and a trade name in our EMEA segment.
(3)	Product portfolio optimization relates to inventory reductions to simplify and improve our operations.
(4)	These charges were a part of our cost savings initiatives to drive improved performance.
(5)

Work stoppage relates to the lower production volume impact, shipping costs and other direct incremental expenses associated with the two-week Toledo, Ohio, work stoppage in the fourth quarter of 2016.

(6)	Legal and professional fees associated with a strategic initiative that we terminated during the third quarter of 2018.

Non-GAAP Measures

We sometimes refer to amounts, associated margins and other data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under Securities and Exchange Commission (SEC) Regulation G. Our non-GAAP measures are used by analysts, investors and other interested parties to compare our performance with the performance of other companies that report similar non-GAAP measures. Libbey believes these non-GAAP measures provide meaningful supplemental information regarding financial performance by excluding certain expenses and benefits that may not be indicative of core business operating results. We believe the non-GAAP measures, when viewed in conjunction with U.S. GAAP results and the accompanying reconciliations, enhance the comparability of results against prior periods and allow for greater transparency of financial results and business outlook. In addition, we use non-GAAP data internally to assess performance and facilitate management’s internal comparison of our financial performance to that of prior periods, as well as trend analysis for budgeting and planning purposes. The presentation of our non-GAAP measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. Furthermore, our non-GAAP measures may not be comparable to similarly titled measures reported by other companies and may have limitations as an analytical tool.

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

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
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

Constant Currency

We translate revenue and expense accounts in our non-U.S. operations at current average exchange rates during the year. References to “constant currency,” “excluding currency impact” and “adjusted for currency” are considered non-GAAP measures. Constant currency references regarding net sales reflect a simple mathematical translation of local currency results using the comparable prior period’s currency conversion rate. Constant currency references regarding Segment EBIT and Adjusted EBITDA comprise a simple mathematical translation of local currency results using the comparable prior period’s currency conversion rate plus the transactional impact of changes in exchange rates from revenues, expenses and assets and liabilities that are denominated in a currency other than the functional currency. We believe this non-GAAP constant currency information provides valuable supplemental information regarding our core operating results, better identifies operating trends that may otherwise be masked or distorted by exchange rate changes and provides a higher degree of transparency of information used by management in its evaluation of our ongoing operations. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with GAAP. Our currency market risks include currency fluctuations relative to the U.S. dollar, Canadian dollar, Mexican peso, euro and Chinese renminbi.

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

General Overview

Headquartered in Toledo, Ohio, we believe that we have the largest manufacturing, distribution and service network among glass tableware manufacturers in the Western Hemisphere and that we are one of the largest glass tableware manufacturers in the world. Our tabletop product portfolio consists of an extensive line of high quality, machine-made glass tableware, including casual glass beverageware, in addition to ceramic dinnerware and metal flatware. We sell our products to foodservice, retail, and business-to-business customers in over 100 countries, with our sales to customers in North America accounting for approximately 78 percent of our total sales. We believe we are the largest manufacturer and marketer of casual glass beverageware in North America for the foodservice and retail channels. Additionally, we are a manufacturer and marketer of casual glass beverageware in the EMEA and Asia Pacific regions.

Our reporting segments are U.S. & Canada, Latin America, EMEA and Other. Segment results are based on the geographical destination of the sale. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

U.S. & Canada—includes sales of manufactured glassware products and sourced tableware having an end-market destination in the U.S & Canada, excluding glass products for OEMs, which remain in the Latin America segment.

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

Executive Overview

Throughout 2019, our business was impacted by global competition in all of our distribution channels, fluctuating business and consumer confidence in the U.S. and Europe as a result of increased economic and political uncertainty from various factors including ongoing trade tensions between the U.S. and China and the potential for a no-deal Brexit in Europe, as well as slowing economies in Europe, China and parts of Latin America.  Other factors impacting our business during the year were continued declines in U.S. & Canada foodservice traffic, as reported by third-party research firms Knapp-Track and Blackbox; continued migration of consumer purchasing from brick-and-mortar stores to online commerce, particularly in the U.S. & Canada and Europe; shifting consumer preferences in Europe from mid-tier retailers (where sales of Royal Leerdam® products have been concentrated) to discounters; and increased competitive pressures in Latin America, as Chinese manufacturers divert sales of their products from the U.S. market to Latin America in order to avoid the increased tariffs imposed by the U.S. on Chinese imports into the U.S. Management expects these trends, and the challenging environment to continue into 2020, including in the business-to-business channel, which is dependent on customer demands.

Growth is expected for the U.S. in 2020, as consumer confidence and household spending is expected to be high. The recently signed trade deal with China and the U.S., Mexico and Canada Agreement (USMCA) should reduce some uncertainty; however, any change in tariffs or policy could pose a risk to the expected growth.

The overall Latin America economy struggled to grow in 2019 due to ongoing political and economic uncertainty, trade tensions and a weakening global economy. However, economic forecasters are showing the outlook for 2020 to rebound with an expected gradual pickup in global growth, continued monetary support, less economic uncertainty and a gradual recovery in stressed economies. Mexico’s economy is also projected to grow in 2020 as conditions normalize, including the ratification of the USMCA trade agreement.

The European economy is expected to gradually improve for 2020. The recent reduction in trade tensions between the U.S. and Europe have helped ease some of the uncertainties for business. However, debt levels within the region continue to be high, uncertainty surrounding the transition of the United Kingdom’s decision to exit the European Union (“Brexit”) continues to persist and if trade tensions with the U.S. should resurface again, a recession could be triggered.

Despite a phase-one trade deal with the U.S. that is projected by economic forecasters to increase consumer spending, China’s projected outlook for 2020 is expected to decline yet again. Their competitive environment continues to be challenging, and a recent viral outbreak (known as the Coronavirus or COVID-19) has impacted businesses within the country and has caused some disruptions to supply chains and activity.

With the intense global competition and various headwinds experienced in 2019, we had net sales of $782.4 million, 1.9 percent lower than the prior year, or 0.9 percent lower on a constant currency basis. The reduction in net sales compared to prior year was driven by unfavorable impacts in volume, channel mix and currency, partially offset by favorable price and mix of product sold, primarily in the U.S. & Canada segment. We recorded a net loss of $69.0 million for 2019, compared to a net loss of $8.0 million in 2018. Our 2019 net loss resulted primarily from $65.2 million of non-cash asset impairment charges, including $46.0 million in our Latin America segment for goodwill and $19.2 million in our EMEA segment (see note 4 to our Consolidated Financial Statements for details). Our top-line performance during the year was challenged by macroeconomic uncertainty in Europe and Latin America, as well as continued declines in U.S. foodservice traffic; however, solid operational execution across our footprint and disciplined spending throughout the company enabled us to deliver a 30 basis point improvement in our gross margin as well as a $26.6 million increase in operating cash flows year over year.

We made great progress with our initiatives throughout 2019, focusing the year on improving our cash generation, operating efficiencies and execution, as well as aligning our teams around critical plans to drive growth and stability.

During 2019, we accomplished the following:

•	Made considerable progress on our organizational realignment plan that focuses on transformational actions and structural changes to create a simplified organization best positioned to deliver against its key financial and operational priorities
•	Made headway on our business transformation to simplify and improve capabilities across many areas of the business, led by the on-going implementation of a new enterprise resource planning system
•	Introduced Assheuer + Pott GmbH & Co. KG (APS®) premium serveware and buffetware products to the hospitality and catering sector of the U.S. & Canada foodservice channel
•	Expanded our digital platform to support customers in our foodservice channel with the launch of our foodservice website
•	Implemented an enhanced inspection and repair process to further extend asset lives, resulting in more time between furnace rebuilds and a reduction in depreciation expense
•	Upgraded our laser edge technology at our Shreveport manufacturing facility, resulting in more efficient operations
•	Invested in Libbey Portugal enabling us to switch to a lower cost source of power

While we are focused on taking advantage of opportunities we see in our markets to drive long-term growth, we intend to continue to improve our operational and organizational excellence. Therefore, in 2020, we intend to continue our momentum in executing revenue growth, leveraging our new global functional structure to drive significant operational improvement and keeping a disciplined focus on cash generation.

Our current capital allocation strategy prioritizes debt reduction and continued investments in strategic initiatives that are expected to increase long-term shareholder returns.

Results of Operations

The following table presents key results of our operations for the years 2019 and 2018:

Year ended December 31,
(dollars in thousands, except percentages and per-share amounts)	2019	2018
Net sales	$782,437	$797,858
Gross profit	$154,209	$154,891
Gross profit margin	19.7%	19.4%
Income (loss) from operations (IFO)	$(33,313)	$27,040
IFO margin	(4.3)%	3.4%
Net loss	$(69,019)	$(7,956)
Net loss margin	(8.8)%	(1.0)%
Diluted net loss per share	$(3.08)	$(0.36)
Adjusted EBITDA(1) (non-GAAP)	$70,308	$70,950
Adjusted EBITDA margin (1) (non-GAAP)	9.0%	8.9%

_____________________

(1)

We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net loss to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the “Reconciliation of Net Income (Loss) to Adjusted EBITDA” and “Non-GAAP Measures” sections included in Part II, Item 6 of this Annual Report, which is incorporated herein by reference.

Discussion of 2019 vs. 2018 Results of Operations

Net Sales

The following table summarizes net sales by operating segment:

Year ended December 31,			Increase/(Decrease)		Currency	Constant Currency Sales
(dollars in thousands)	2019	2018	$ Change	% Change	Effects	Growth (Decline) (1)
U.S. & Canada	$491,230	$483,741	$7,489	1.5%	$(80)	1.6%
Latin America	141,584	148,091	(6,507)	(4.4)%	(210)	(4.3)%
EMEA	123,945	138,399	(14,454)	(10.4)%	(6,517)	(5.7)%
Other	25,678	27,627	(1,949)	(7.1)%	(1,054)	(3.2)%
Consolidated	$782,437	$797,858	$(15,421)	(1.9)%	$(7,861)	(0.9)%

_____________________

(1)

We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the “Non-GAAP Measures” section included in Part II, Item 6 of this Annual Report, which is incorporated herein by reference, for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada were $491.2 million, compared to $483.7 million in 2018, an increase of 1.5 percent, driven by favorable price and mix of product sold and higher volumes, partially offset by unfavorable channel mix. Net sales in our business-to-business and retail channels increased $7.1 million and $3.4 million, respectively, in the current year primarily due to increased volume. While net sales in our foodservice channel decreased $3.0 million compared to the prior year, primarily due to lower volume, partially offset by favorable price and mix of product sold, net sales in the second half of 2019 were higher than the prior-year period. Part of the decline in foodservice volume was caused by first-quarter 2019 events relating to the U.S. government shutdown and unusually severe weather across much of the U.S., as well as declines in foodservice traffic as reported by third party research firms Knapp-Track and Blackbox.

Net Sales — Latin America

Net sales in Latin America were $141.6 million, compared to $148.1 million in 2018, a decrease of 4.4 percent (a decrease of 4.3 percent excluding currency fluctuation). Overall, Latin America was challenged in 2019 by the macroeconomic uncertainty in the region. The decrease in net sales is primarily attributable to unfavorable product mix in the business-to-business channel, as well as lower volume across all three channels and unfavorable currency of $0.2 million. The unfavorable items were partially offset by favorable pricing. In comparison to 2018, net sales in all three distribution channels decreased, including business-to-business by $3.0 million, foodservice by $2.1 million and retail by $1.5 million.

Net Sales — EMEA

Net sales in EMEA were $123.9 million, compared to $138.4 million in 2018, a decrease of 10.4 percent (a decrease of 5.7 percent excluding currency fluctuation). EMEA was also challenged during the year by the economic conditions and political uncertainty in the region. Lower volumes in the business-to-business and retail channels and an unfavorable currency impact of $6.5 million led to the decrease in net sales, compared to the prior year. Partially offsetting the reductions were favorable price and mix of product sold.

Gross Profit

Gross profit was $154.2 million in 2019, compared to $154.9 million in the prior year. Gross profit as a percentage of net sales improved to 19.7 percent, compared to 19.4 percent in the prior year. Contributing to the $0.7 million decrease in gross profit were lower manufacturing activity of $10.0 million (including $11.6 million of production downtime) and a $1.3 million organizational realignment charge. Partially offsetting these unfavorable items were a favorable sales impact of $5.8 million, lower depreciation and amortization expense of $2.8 million, lower utility expense of $1.3 million and reduced benefit-related expenses of $0.3 million. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally (including downtime, efficiency and utilization) and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income (Loss) From Operations

We recorded a loss from operations in 2019 of $(33.3) million, a $60.4 million decrease compared to income from operations of $27.0 million in 2018. Loss from operations as a percentage of net sales was (4.3) percent in 2019, compared to income from operations as a percentage of net sales of 3.4 percent in 2018. The unfavorable change in income (loss) from operations was driven by $65.2 million of non-cash asset impairment charges, including $46.0 million in our Latin America segment for goodwill and $19.2 million in our EMEA segment ($13.0 million for property, plant and equipment, $5.3 million for operating lease right-of-use assets and $0.9 million for a trade name), as well as the $0.7 million decrease in gross profit discussed above. Partially offsetting the unfavorable items were reduced selling, general and administrative expenses of $5.5 million. The favorable change in selling, general and administrative expenses was driven by $2.8 million reduction in spend on discretionary expenses, $2.3 million of non-repeating fees associated with a strategic initiative that was terminated in the third quarter of 2018, less legal and professional fees of $1.7 million, a favorable currency impact of $0.9 million and less depreciation and amortization expense of $0.7 million. Partially offsetting the favorable items were $2.1 million of organizational realignment charges, primarily consisting of cash severance and other employee related costs, and increased healthcare expense of $1.0 million. In addition, reduced spend relating to our e-commerce initiative of $1.9 million was primarily offset by increased spend of $1.6 million on ERP implementation and related costs in 2019.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of $(69.0) million, or $(3.08) per diluted share, in 2019, compared to a net loss of $(8.0) million, or $(0.36) per diluted share, in 2018. Net loss as a percentage of net sales was (8.8) percent in 2019, compared to (1.0) percent in 2018. The unfavorable change in net loss and diluted net loss per share is due to the factors discussed in Income (Loss) From Operations above, as well as an unfavorable change of $1.7 million in other income (expense) driven by foreign currency impacts, debt refinancing fees and higher interest expense of $0.5 million, partially offset by lower income tax expense of $1.5 million. The Company’s effective tax rate was (14.5) percent for 2019, compared to 446.4 percent in 2018. The change in the effective tax rate was driven by several items, including differing levels of pretax income, the nondeductible asset impairments and nondeductible interest expense. The significantly smaller, absolute value of pretax income in 2018 compared with 2019 magnified the percentage impact on the effective tax rate of items such as non-deductible expenses and valuation allowances. Cash taxes paid for 2019 and 2018 were approximately $11.9 million and $8.5 million, respectively, with the increase primarily due to the 2010 tax audit in Mexico. See note 7, Income Taxes, to the Consolidated Financial Statements for further details.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by reporting segments:

Year ended December 31,				Segment EBIT Margin
(dollars in thousands)	2019	2018	$ Change	2019	2018
U.S. & Canada	$54,072	$36,805	$17,267	11.0%	7.6%
Latin America	$6,208	$12,599	$(6,391)	4.4%	8.5%
EMEA	$5,529	$7,219	$(1,690)	4.5%	5.2%

__________________

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

For 2019, Segment EBIT excludes the following: U.S. & Canada - $1.6 million of organizational realignment charges; Latin America - $46.0 million of non-cash goodwill impairment charges; and EMEA - $20.2 million (non-cash asset impairment charges of $19.2 million and organizational realignment charges of $1.0 million).

Segment EBIT — U.S. & Canada

Segment EBIT was $54.1 million in 2019, compared to $36.8 million in 2018. Segment EBIT as a percentage of net sales increased to 11.0 percent for 2019, compared to 7.6 percent in 2018. The $17.3 million increase in Segment EBIT was driven by a favorable sales impact of $7.9 million, lower shipping and storage expense of $2.9 million, favorable manufacturing activity of $2.6 million, a $2.5 million decrease in selling, general and administrative spend (including a $2.9 million decrease in e-commerce spend) and a $1.4 million decrease in utilities.

Segment EBIT — Latin America

Segment EBIT decreased to $6.2 million in 2019, compared to $12.6 million in 2018. Segment EBIT as a percentage of net sales decreased to 4.4 percent for 2019, compared to 8.5 percent in 2018. The primary drivers of the $6.4 million decrease were unfavorable manufacturing activity of $6.1 million (including $4.2 million of discretionary downtime), $3.3 million of increased shipping and storage expenses and $1.0 million of increased selling, general and administrative expenses (including $0.5 million of legal and professional fees and $0.4 million of labor expense).  Partially offsetting the unfavorable items were less depreciation and amortization expense of $2.7 million and a favorable currency impact of $1.3 million.

Segment EBIT — EMEA

Segment EBIT decreased to $5.5 million in 2019, compared to $7.2 million in 2018. Segment EBIT as a percentage of net sales decreased to 4.5 percent for 2019, compared to 5.2 percent in 2018. The primary drivers of the $1.7 million decrease in Segment EBIT were unfavorable manufacturing activity of $1.8 million (resulting from discretionary downtime) and an unfavorable sales impact of $1.0 million, partially offset by less utility expense of $0.9 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $0.6 million in 2019, to $70.3 million, compared to $71.0 million in 2018. As a percentage of net sales, Adjusted EBITDA was 9.0 percent for 2019, compared to 8.9 percent in 2018. The key contributors to the decrease in Adjusted EBITDA were a $10.0 million unfavorable impact of manufacturing activity (resulting from discretionary downtime) and higher benefit-related expenses of $1.8 million. Partially offsetting the unfavorable items were a favorable sales impact of $5.8 million, $4.3 million of reduced selling, general and administrative expenses (including $3.2 million of legal and professional fees and $1.7 million of marketing expense) and $1.3 million of lower utility expenses. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted in the “Reconciliation of Net Income (Loss) to Adjusted EBITDA” included in Part II, Item 6 of this Annual Report, which is incorporated herein by reference.

Capital Resources and Liquidity

Under the ABL Facility at December 31, 2019, we had $17.4 million of outstanding borrowings and $10.0 million in letters of credit and other reserves, resulting in $68.2 million of unused availability. On June 17, 2019, Libbey Mexico entered into a $3.0 million working capital line of credit to cover working capital needs; there were no borrowings under this line of credit at December 31, 2019. In addition, we had $48.9 million of cash on hand at December 31, 2019, compared to $25.1 million of cash on hand at December 31, 2018. Of our total cash on hand at December 31, 2019 and 2018, $37.3 million and $21.7 million, respectively, were held in foreign subsidiaries. We plan to indefinitely reinvest the excess of the amount for financial reporting over the tax basis of investments in our European and Mexican operations to support ongoing operations, capital expenditures and debt service. All other earnings can be distributed as allowable under local laws. Our Chinese subsidiaries’ cash balance was $20.2 million as of December 31, 2019. Local law currently limits distribution of this cash as a dividend; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in the Consolidated Financial Statements.

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

The Term Loan B matures on April 9, 2021; however, if it is not refinanced prior to January 9, 2021, the ABL Facility’s springing maturity becomes effective and would be due at that time. The Company intends to refinance the Term Loan B prior to the ABL Facility springing maturity date, but there can be no assurance that the Company will be able to enter into an extended or replacement piece of debt prior to January 9, 2021. If we are unable to refinance the Term Loan B and we are unable to repay any outstanding balance on the ABL Facility, it may result in an event of default on our Term Loan B because of inability to meet all of our obligations under our credit agreements. Such a default, if not cured, would result in a cross default which would allow the lenders to accelerate the maturity of the Term Loan B, making it due and payable at that time.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table presents our Trade Working Capital components:

December 31,
(dollars in thousands, except percentages and DSO, DIO, DPO and DWC)	2019	2018
Accounts receivable — net	$81,307	$83,977
DSO (1)	37.9	38.4
Inventories — net	$174,797	$192,103
DIO (2)	81.5	87.9
Accounts payable	$79,262	$74,836
DPO (3)	37.0	34.2
Trade Working Capital (4) (non-GAAP)	$176,842	$201,244
DWC (5)	82.5	92.1
Percentage of net sales	22.6%	25.2%

___________________________________________________

(1)	Days sales outstanding (DSO) measures the number of days it takes to turn receivables into cash.
(2)	Days inventory outstanding (DIO) measures the number of days it takes to turn inventory into net sales.
(3)	Days payable outstanding (DPO) measures the number of days it takes to pay the balances of our accounts payable.
(4)

Trade Working Capital is defined as net accounts receivable plus net inventories less accounts payable. See below for further discussion as to the reasons we believe this non-GAAP financial measure is useful.

(5)	Days trade working capital (DWC) measures the number of days it takes to turn our Trade Working Capital into cash.

DSO, DIO, DPO and DWC are calculated using the last twelve months’ net sales as the denominator and are based on a 365-day year.

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

Trade working capital (as defined above) was $176.8 million at December 31, 2019, a decrease of $24.4 million from December 31, 2018. The decrease in our Trade Working Capital is primarily due to reduction in inventories (primarily resulting from downtime), decreased accounts receivable related to timing of collections, increased accounts payable and a favorable currency impact of $0.7 million (primarily the euro). As a result, Trade Working Capital as a percentage of the last twelve-month net sales was 22.6 percent at December 31, 2019, a favorable change from the 25.2 percent at December 31, 2018.

Borrowings

The following table presents our total borrowings:

December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2019	2018
Borrowings under ABL Facility	floating (2)	December 7, 2022 (1)	$17,386	$19,868
Term Loan B	floating (3)	April 9, 2021	375,800	380,200
Total borrowings			393,186	400,068
Less — unamortized discount and finance fees			1,346	2,368
Total borrowings — net (4)			$391,840	$397,700

____________________________________

(1)	Maturity date will be January 9, 2021 if Term Loan B is not refinanced by this date.
(2)	The interest rate on the ABL Facility borrowings was 1.75 percent at December 31, 2019.
(3)	See “Derivatives” below and note 12 to the Consolidated Financial Statements.
(4)	Total borrowings -- net includes long-term debt due within one year and long-term debt as stated in our Consolidated Balance Sheets.

We had total borrowings of $393.2 million at December 31, 2019, compared to total borrowings of $400.1 million at December 31, 2018. Contributing to the $6.9 million decrease in borrowings were $2.5 million in payments on ABL borrowings and $1.1 million of quarterly amortization payments (for a total of $4.4 million) under our Term Loan B.

Of our total borrowings, $173.2 million, or approximately 44.0 percent, were subject to variable interest rates at December 31, 2019, as a result of converting $220.0 million of our Term Loan B debt to a fixed rate using an interest rate swap. The swap was effective January 2016 through January 2020 and maintained a 4.85 percent fixed interest rate. We have executed additional swaps that convert $200.0 million of our debt from variable to fixed from January 2020 to January 2025. For further discussion on our interest rate swaps, see note 12 to the Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.7 million on an annual basis.

Included in interest expense are the amortization of discounts and other financing fees. These items amounted to $1.3 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.

Cash Flow

Year ended December 31,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$63,432	$36,870
Net cash used in investing activities	$(31,159)	$(45,087)
Net cash provided by (used in) financing activities	$(8,005)	$9,465

Our net cash provided by operating activities was $63.4 million in 2019, compared to $36.9 million in 2018, a favorable cash flow impact of $26.6 million. Contributing to the increase in cash flow from operations was a favorable impact of $34.1 million related to Trade Working Capital (accounts receivable, inventories, and accounts payable), partially offset by increased payments related to our ERP initiative, additional income tax payments of $3.4 million (primarily related to Mexico) and higher incentive compensation payments.

Our net cash used in investing activities was $31.2 million and $45.1 million in 2019 and 2018, respectively, representing capital expenditures in each year.

Net cash provided by (used in) financing activities was ($8.0) million in 2019, compared to $9.5 million in 2018. The primary drivers of this $17.5 million change include the ($22.3) million net ABL Facility impact (2019 had net repayments of $2.4 million while 2018 had net borrowings of $19.9 million) and $0.8 million in debt refinancing fees, partially offset by 2018 payments that did not repeat in 2019 (dividends of $2.6 million and other debt repayments of $3.1 million).

At December 31, 2019, our cash balance was $48.9 million, an increase of $23.8 million from $25.1 million at December 31, 2018.

Free Cash Flow

The following table presents key drivers to our Free Cash Flow for 2019 and 2018:

Year ended December 31,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$63,432	$36,870
Net cash used in investing activities	$(31,159)	$(45,087)
Free Cash Flow (1) (non-GAAP)	$32,273	$(8,217)

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

Our Free Cash Flow was $32.3 million during 2019, compared to $(8.2) million in 2018, a favorable change of $40.5 million. The primary contributors to this change are the same 1:1 relationship as the $26.6 million favorable cash flow impact from operating activities and the favorable change of $13.9 million in investing activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, and 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes. At December 31, 2019, we had commodity contracts for 2,460,000 MMBTUs of natural gas with a fair market value of a $0.8 million liability. We have hedged a portion of our forecasted transactions through March 2021. At December 31, 2018, we had commodity futures contracts for 3,150,000 MMBTUs of natural gas with a fair market value of a $0.3 million asset. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of December 31, 2019, by Standard & Poor’s.

We have interest rate swap agreements in place to fix certain interest payments of our current and future floating rate Term Loan B debt. The first interest rate swap maintained a fixed interest rate of 4.85 percent, including the credit spread, on $220.0 million of our current Term Loan B debt and matured on January 9, 2020. Two additional interest rate swaps, with a combined notional amount of $200.0 million, became effective in January 2020, when the first swap matured. These two swaps in essence extended the first swap, have a term of January 2020 to January 2025, and carry a fixed interest rate of 6.19%, including credit spread. In the event our Term Loan B is refinanced, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread. At December 31, 2019, the Term Loan B debt held a floating interest rate of 4.71 percent. If the counterparties to the interest rate swap agreements were to fail to perform, the interest rate swaps would no longer provide the desired results. However, we do not anticipate nonperformance by the counterparties. The counterparties held a Standard & Poor’s rating of BBB+ or better as of December 31, 2019.

The fair market value of our interest rate swaps is based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreements was a $14.6 million liability at December 31, 2019, and a $4.3 million liability at December 31, 2018.

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

Slow-Moving and Obsolete Inventory

We identify slow-moving or obsolete inventories and estimate appropriate loss provisions accordingly. We recognize inventory loss provisions based upon excess and obsolete inventories driven primarily by future demand forecasts. At December 31, 2019, our inventories were $174.8 million, with loss provisions of $7.8 million, compared to inventories of $192.1 million and loss provisions of $9.5 million at December 31, 2018.

Asset Impairment

Fixed Assets

We assess our property, plant and equipment for possible impairment in accordance with FASB ASC Topic 360, “Property Plant and Equipment” (“FASB ASC 360”), whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable or a revision of remaining useful lives is necessary. Such indicators may include economic and competitive conditions, changes in our business plans or management’s intentions regarding future utilization of the assets or changes in our commodity prices. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of an asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying value. The determination of fair value is based on an expected present value technique in which multiple cash flow scenarios that reflect a range of possible outcomes and a risk-free rate of interest are used to estimate fair value or on a market appraisal. Projections used in the fair value determination are based on internal estimates for sales and production levels, capital expenditures necessary to maintain the projected production levels, and remaining useful life of the assets. These projections are prepared at the lowest level at which we have access to cash flow information and complete financial data for our operations, which is generally at the plant level.

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

During the fourth quarter of 2019, management concluded an impairment assessment for the Libbey Holland asset group (within our EMEA segment) was necessary as the likelihood of asset recovery diminished during the fourth quarter. Therefore, a recoverability test was performed as of December 31, 2019, which failed. As a result, the asset group was written down to fair value. Certain property, plant and equipment and right-of-use assets were written down, resulting in a non-cash impairment charge of $18.3 million presented in the asset impairments line item on the Consolidated Statements of Operations.

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

As this decision by the Board of Directors may result in changes in our business plans or management’s intentions regarding future utilization of the related assets, a calculation was performed in accordance with FASB ASC 360 to determine if there was an indicator of impairment. The calculation considered all strategic alternatives that were being considered by management as of December 31, 2019, and the likelihood of each alternative. The resulting calculation did not indicate an impairment as of December 31, 2019, as the combined probability weighted average of the undiscounted cash flows associated with each alternative exceeded the carrying value of the assets. We continue to monitor the alternatives being considered by management as changes in strategy or alternatives available may result in future impairment charges.

In accordance with FASB ASC 360, we also perform an impairment analysis for our definite useful lived intangible assets when factors indicating impairment are present. There were no indicators of impairment noted in 2019 or 2018 that would require an impairment analysis to be performed for our definite useful lived intangible assets.

Goodwill and Indefinite Life Intangible Assets

Goodwill at December 31, 2019 was $38.4 million, representing approximately 5.4 percent of total assets. Goodwill represents the excess of cost over fair value of assets acquired for each reporting unit. Our reporting units represent an operating segment or components of an operating segment (which is one level below the operating segment level). Also, components are aggregated into one reporting unit if they share similar economic characteristics, the determination of which requires management judgment. Goodwill impairment tests are completed for each reporting unit as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise.

When performing our test for impairment, we measure each reporting unit’s fair value using a combination of “income” and “market” approaches on a shipping point basis. The income approach calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third-party buyer. Significant estimates in the income approach include the following: discount rate; expected financial outlook and profitability of the reporting unit’s business; and foreign currency impacts. Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors. The market approach uses the “Guideline Company” method, which calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. Significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, assessing comparable multiples, as well as consideration of control premiums. The blended approach assigns a 70 percent weighting to the income approach and 30 percent to the market approach. The higher weighting is given to the income approach due to some limitations of publicly available peer information used in the market approach. The blended fair value of both approaches is then compared to the carrying value, and to the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, an impairment is recorded.

As part of our on-going assessment of goodwill at June 30, 2019, it was noted that the significant reduction to the Company’s share price throughout the quarter resulted in the market capitalization being less than the carrying value. As a result, we determined a triggering event had occurred and performed interim impairment tests of goodwill and other intangible assets as of June 30, 2019. Additionally, during the second quarter, management updated its long-range plan which indicated lower sales and profitability within the Mexico reporting unit (within the Latin America reporting segment) as compared to the projections used in the most recent goodwill impairment testing performed as of October 1, 2018. As a result, the impairment testing indicated that the carrying value of the Mexico reporting unit exceeded its fair value, and we recorded a non-cash impairment charge of $46.0 million during the second quarter of 2019. After recording the impairment charge, there is no longer any goodwill on the balance sheet related to the Mexico acquisition.

With respect to our reporting unit (within the U.S. & Canada reporting segment) that has goodwill, the results of our October 1, 2019 annual impairment test indicated the estimated fair value exceeded the carrying value by approximately 50 percent, thus, no impairment exists.

Individual indefinite life intangible assets are also evaluated for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise. Total indefinite life intangible assets at December 31, 2019 were $11.1 million, representing 1.6 percent of total assets. When performing our test for impairment, we use a discounted cash flow method (based on a relief from royalty calculation) to compute the fair value, which is then compared to the carrying value of the indefinite life intangible asset. To the extent that fair value exceeds the carrying value, no impairment exists. Indefinite life intangible assets are tested for impairment as of October 1 of each year, or more frequently in certain circumstances where impairment indicators arise.

In conjunction with the goodwill impairment testing as of June 30, 2019, we also tested Libbey Holland’s indefinite life intangible asset (Royal Leerdam® trade name) for impairment. We used a relief from royalty method to determine the fair market value that was compared to the carrying value of the indefinite life intangible asset. The sales forecast for Royal Leerdam® branded product was lowered due to declining performance of mid-tier retailers as consumers in EMEA move to discount and on-line retailers. As a result, the estimated fair value was determined to be lower than the carrying value, and we recorded a non-cash impairment charge of $0.9 million during the second quarter of 2019 in our EMEA reporting segment.

With the Royal Leerdam® trade name fair value equaling its carrying value at June 30, 2019, there is a potential of future impairment for the remaining intangible asset balance of $0.9 million if there is further degradation in the perceived value of the brand.

The results of the October 1, 2019 review did not indicate an impairment of indefinite life intangible assets.

Self-Insurance Reserves

We use self-insurance mechanisms to provide for potential liabilities related to workers’ compensation and employee healthcare benefits that are not covered by third-party insurance. Workers’ compensation accruals are recorded at the estimated ultimate payout amounts based on individual case estimates. In addition, we record estimates of incurred-but-not-reported losses based on actuarial models.

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

Pension Assumptions

We have pension plans covering many of our employees. For a description of these plans, see note 8 to the Consolidated Financial Statements.

The assumptions used to determine net periodic pension expense for each year and the benefit obligations at December 31st were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Net periodic pension expense:
Discount rate	4.31% to 4.33%	3.64% to 3.69%	10.60%	9.40%
Expected long-term rate of return on plan assets	6.50%	7.00%	Not applicable	Not applicable
Rate of compensation increase	Not applicable	Not applicable	4.30%	4.30%
Cash balance interest crediting rate	5.50%	5.50%	Not applicable	Not applicable
Benefit obligations:
Discount rate	3.45% to 3.50%	4.31% to 4.33%	8.80%	10.60%
Rate of compensation increase	Not applicable	Not applicable	4.30%	4.30%
Cash balance interest crediting rate	5.50%	5.50%	Not applicable	Not applicable

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

To determine the expected long-term rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Our determination of the reasonableness of our expected long-term rate of return on plan assets at December 31st is highly quantitative by nature and used to measure the earnings effects for the subsequent year. We evaluate the current asset allocations and expected returns under four sets of conditions: a maximum time available for each asset class; a common history where all asset class returns are computed with the same overall start date of January 1990; a 10-year historical return; and forecasted returns using the Black-Litterman method. Based upon the current asset allocation mix and the Black-Litterman method, the forecasted return is 5.40 percent. The actual return on plan assets from July 1, 1993 (inception) through December 31, 2019 was 8.46 percent and 8.32 percent for the U.S. hourly and salary pension plans, respectively.

Since over 75 percent of the plan assets are actively managed, we adjust the baseline forecasted return for the anticipated return differential from active over passive investment management and for any other items not already captured. We believe that the combination of long-term historical returns, along with the forecasted returns and manager alpha, supports the 6.5 percent rate of return assumption for 2020 based on the current asset allocation.

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

The significant assumptions used at December 31st were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Net periodic benefit expense
Discount rate	4.27%	3.60%	3.52%	3.26%
Non-pension post-retirement benefit obligation
Discount rate	3.41%	4.27%	2.92%	3.52%
Weighted average assumed healthcare cost trend rates
Healthcare cost trend rate assumed for next year	6.00%	6.25%	6.00%	6.25%
Ultimate healthcare trend rate	4.50%	5.00%	5.00%	5.00%
Year the ultimate healthcare trend rate is reached	2026	2024	2024	2024

Sensitivity to change in key assumptions is as follows:

•	A change of 1.0 percent in the discount rate would not have a material impact on the non-pension post-retirement expense.
•	A change of 1.0 percent in the healthcare trend rate would not have a material impact upon the non-pension post-retirement expense.

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

Our European operations in the Netherlands incurred an operating loss in 2019, continue to be in cumulative loss positions in recent years, and have a history of tax loss carry-forwards expiring unused. In addition, European economic conditions continue to be unfavorable. Accordingly, management believes it is not more likely than not that the net deferred tax assets related to these operations will be realized and a valuation allowance continues to be recorded as of December 31, 2019. Management’s outlook regarding the future profitability of our China operations make it unlikely that any of its deferred tax assets will ever be utilized. As a result, a valuation allowance was recorded against the net deferred tax assets of our primary China subsidiary. Management concluded that it is not more likely than not that the disallowed interest expense for 2019 and 2018 can be fully utilized in future years. Accordingly, a partial valuation allowance has been recorded against the deferred tax asset related to the limitation on the U.S. deduction for interest expense. In addition, partial valuation allowances have been recorded against state operating loss carryforwards.

The Company and its subsidiaries are subject to examination by various countries’ tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note 7 to our Consolidated Financial Statements for a detailed discussion on tax contingencies.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Libbey Inc.

Toledo, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Libbey Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

February 27, 2020

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Libbey Inc.

Toledo, Ohio

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Libbey Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting principle.

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

/s/ DELOITTE & TOUCHE LLP

Detroit, Michigan

February 27, 2020

Libbey Inc.

Consolidated Balance Sheets

December 31,
(dollars in thousands, except share amounts)	2019	2018

ASSETS
Cash and cash equivalents	$48,918	$25,066
Accounts receivable — net	81,307	83,977
Inventories — net	174,797	192,103
Prepaid and other current assets	17,683	16,522
Total current assets	322,705	317,668
Pension asset	5,712	—
Purchased intangible assets — net	11,875	13,385
Goodwill	38,431	84,412
Deferred income taxes	24,747	26,090
Other assets	14,608	7,660
Operating lease right-of-use assets	54,686	—
Property, plant and equipment — net	233,923	264,960
Total assets	$706,687	$714,175

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$79,262	$74,836
Salaries and wages	30,188	27,924
Accrued liabilities	50,657	43,728
Accrued income taxes	382	3,639
Pension liability (current portion)	2,543	3,282
Non-pension post-retirement benefits (current portion)	3,817	3,951
Operating lease liabilities (current portion)	12,769	—
Long-term debt due within one year	16,124	4,400
Total current liabilities	195,742	161,760
Long-term debt	375,716	393,300
Pension liability	46,619	45,206
Non-pension post-retirement benefits	45,507	43,015
Noncurrent operating lease liabilities	48,323	—
Deferred income taxes	2,104	2,755
Other long-term liabilities	18,463	18,246
Total liabilities	732,474	664,282
Contingencies (note 17)

Shareholders’ equity (deficit):
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,360,125 shares issued in 2019 (22,157,220 shares issued in 2018)	224	222
Capital in excess of par value	338,395	335,517
Retained deficit	(240,460)	(171,441)
Accumulated other comprehensive loss	(123,946)	(114,405)
Total shareholders’ equity (deficit)	(25,787)	49,893
Total liabilities and shareholders’ equity (deficit)	$706,687	$714,175

See accompanying notes

Libbey Inc.

Consolidated Statements of Operations

Year ended December 31,
(dollars in thousands, except per share amounts)	2019	2018

Net sales	$782,437	$797,858
Freight billed to customers	3,165	3,235
Total revenues	785,602	801,093
Cost of sales	631,393	646,202
Gross profit	154,209	154,891
Selling, general and administrative expenses	122,370	127,851
Asset impairments (note 4)	65,152	—
Income (loss) from operations	(33,313)	27,040
Other income (expense)	(4,443)	(2,764)
Earnings (loss) before interest and income taxes	(37,756)	24,276
Interest expense	22,510	21,979
Income (loss) before income taxes	(60,266)	2,297
Provision for income taxes	8,753	10,253
Net loss	$(69,019)	$(7,956)

Net loss per share:
Basic	$(3.08)	$(0.36)
Diluted	$(3.08)	$(0.36)

Weighted average shares:
Basic	22,419	22,180
Diluted	22,419	22,180

Dividends declared per share	$—	$0.1175

See accompanying notes

Libbey Inc.

Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31,
(dollars in thousands)	2019	2018

Net loss	$(69,019)	$(7,956)

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	932	1,041
Change in fair value of derivative instruments, net of tax	(8,566)	(2,942)
Foreign currency translation adjustments, net of tax	(1,907)	(7,057)
Other comprehensive income (loss), net of tax	(9,541)	(8,958)

Comprehensive income (loss)	$(78,560)	$(16,914)

See accompanying notes

Libbey Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(dollars in thousands, except share amounts)	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2017	22,018,010	$220	$333,011	$(161,165)	$(105,172)	$66,894

Cumulative-effect adjustment for the adoption of ASU 2017-12				275	(275)	—
Net loss				(7,956)		(7,956)
Other comprehensive loss					(8,958)	(8,958)
Stock compensation expense			2,746			2,746
Stock issued	139,210	2	96			98
Stock withheld for employee taxes			(336)			(336)
Dividends				(2,595)		(2,595)
Balance December 31, 2018	22,157,220	222	335,517	(171,441)	(114,405)	49,893

Net loss				(69,019)		(69,019)
Other comprehensive loss					(9,541)	(9,541)
Stock compensation expense			3,307			3,307
Stock issued	202,905	2	(9)			(7)
Stock withheld for employee taxes			(420)			(420)
Balance December 31, 2019	22,360,125	$224	$338,395	$(240,460)	$(123,946)	$(25,787)

See accompanying notes

Libbey Inc.

Consolidated Statements of Cash Flows

Year ended December 31,
(dollars in thousands)	2019	2018

Operating activities:
Net loss	$(69,019)	$(7,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,046	44,333
Asset impairments (note 4)	65,152	—
Change in accounts receivable	2,336	5,203
Change in inventories	16,545	(6,424)
Change in accounts payable	9,202	(4,759)
Accrued interest and amortization of discounts and finance fees	1,173	1,158
Pension & non-pension post-retirement benefits, net	(376)	(283)
Accrued liabilities & prepaid expenses	4,350	267
Income taxes	(5,062)	3,591
Cloud computing costs	(4,188)	—
Share-based compensation expense	3,231	2,827
Other operating activities	1,042	(1,087)
Net cash provided by operating activities	63,432	36,870

Investing activities:
Cash paid for property, plant and equipment	(31,159)	(45,087)
Net cash used in investing activities	(31,159)	(45,087)

Financing activities:
Borrowings on ABL credit facility	93,171	129,769
Repayments on ABL credit facility	(95,601)	(109,901)
Other repayments	—	(3,077)
Repayments on Term Loan B	(4,400)	(4,400)
Stock options exercised	—	5
Taxes paid on distribution of equity awards	(420)	(336)
Dividends	—	(2,595)
Debt refinancing costs	(755)	—
Net cash provided by (used in) financing activities	(8,005)	9,465

Effect of exchange rate fluctuations on cash	(416)	(878)
Increase in cash	23,852	370

Cash & cash equivalents at beginning of year	25,066	24,696
Cash & cash equivalents at end of year	$48,918	$25,066

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$20,738	$20,091
Cash paid during the year for income taxes	$11,887	$8,514

See accompanying notes

Libbey Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

Libbey is a leading global manufacturer and marketer of glass tableware products. We produce glass tableware in five countries and sell to customers in over 100 countries. We design and market, under our Libbey®, Libbey Signature®, Master’s Reserve®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality glass tableware, ceramic dinnerware and metal flatware for sale primarily in the foodservice, retail and business-to-business channels of distribution. Our sales force presents our tabletop products to the global marketplace in a coordinated fashion. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in Mexico (Libbey Mexico), the Netherlands (Libbey Holland), Portugal (Libbey Portugal) and China (Libbey China). In addition, we import tabletop products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tabletop market by offering an extensive product line at competitive prices.

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

Revenue Recognition  Our customer contracts generally include a single performance obligation, the shipment of specified products, and are recognized at a point in time when control of the product has transferred to the customer. Transfer of control primarily takes place when risk of loss transfers in accordance with applicable shipping terms. Revenue is recognized based on the consideration specified in a contract with the customer, and is measured as the amount of consideration to which we expect to be entitled in exchange for transferring goods or providing services. When applicable, the transaction price includes estimates of variable consideration. We estimate provisions for rebates, customer incentives, allowances, returns and discounts based on the terms of the contracts, historical experience and anticipated customer purchases during the rebate period as sales occur. We continually evaluate the adequacy of these methods used, adjusting our estimates when the amount of consideration to which we expect to be entitled changes. Refund liabilities are included in accrued liabilities on the Consolidated Balance Sheet. Our payment terms are based on customary business practices and can vary by region and customer type, but are generally 0-90 days. Since the term between invoicing and expected payment is less than a year, we do not adjust the transaction price for the effects of a financing component. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies. For contracts with a duration of less than one year, we follow an allowable practical expedient and expense contract acquisition costs when incurred. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC Topic 340-40. For further discussion see note 18.

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

Cash and Cash Equivalents  We consider all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions. Outstanding checks in excess of funds on deposit are included in accounts payable or accrued liabilities, depending on the nature of the payment.

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

Inventory Valuation  Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for our U.S. glass inventories, which represented 34.3 percent and 34.9 percent of our total inventories in 2019 and 2018, respectively. The remaining inventories are valued using either the first-in, first-out (FIFO) or average cost method. For those inventories valued on the LIFO method, the excess of FIFO cost over LIFO, was $16.6 million and $15.9 million in 2019 and 2018, respectively. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead.

Purchased Intangible Assets and Goodwill  Financial Accounting Standards Board Accounting Standards Codification® (“FASB ASC”) Topic 350 - “Intangibles-Goodwill and other” (“FASB ASC 350”) requires goodwill and purchased indefinite life intangible assets to be reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of October 1st of each year, we update our separate impairment evaluations for both goodwill and indefinite life intangible assets. For further disclosure on goodwill and intangibles, see note 4.

Software  We account for software in accordance with  FASB ASC 350. Software represents the costs of internally developed and/or purchased software for internal use. Capitalized costs include software packages, installation and internal labor costs of employees devoted to the software development project. Costs incurred to modify existing software, providing significant enhancements and creating additional functionality are also capitalized. Once a project is complete, we estimate the useful life of the internal-use software, generally amortizing these costs over a 3 to 10 year period. Software is classified on the Consolidated Balance Sheet in property, plant and equipment, and the related cash flows are shown as cash outflows from investing activities.

Cloud Computing Arrangements  We account for implementation costs for software that we gain access to in hosted cloud computing arrangements in accordance with FASB ASC 350. Capitalized costs of hosted cloud computing arrangements include configuration, installation, other upfront costs and internal labor costs of employees devoted to the cloud computing software implementation project. Once a project is complete, amortization is computed using the straight-line method over the term of the associated hosting arrangement, generally 3 to 10 years. In connection with our adoption of Accounting Standards Update (ASU) 2018-15 on January 1, 2019, these implementation costs are now classified on the Consolidated Balance Sheet in prepaid and other current assets and other assets, and the related cash flows are presented as cash outflows from operations. Prior to January 1, 2019, implementation costs were included in property, plant and equipment, and the related cash flows were shown as cash outflows from investing activities. See New Accounting Standards - Adopted below. Our cloud computing arrangements primarily relate to our new global enterprise resource planning (ERP) system. At December 31, 2019, the net book value of these implementation costs included $0.3 million in prepaid and other current assets and $6.5 million in other assets on the Consolidated Balance Sheet. Expense for 2019 was immaterial.

Leases  We determine if an arrangement is a lease at inception. As of January 1, 2019, operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our Consolidated Balance Sheet; related payments are included in operating activities on the Consolidated Statement of Cash Flows. We currently do not have any finance leases; but, if we do in the future, we will include them in property, plant and equipment, long-term debt due within one year and long-term debt within our Consolidated Balance Sheet.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

When our leases do not provide an implicit rate, we use our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to our secured borrowing rates as well as publicly available data for instruments with a similar term in a similar environment when calculating our incremental borrowing rates.

The operating lease ROU asset also includes any lease prepayments made before commencement or in advance of the payment due date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less (short-term leases) are not recorded on our Consolidated Balance Sheet. Our lease agreements do not contain any residual value guarantees or material restrictive covenants. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease costs represent the incremental change in lease payments associated with an indexed rate (i.e. Consumers Price Index), and these costs are not included in the lease liability on the Consolidated Balance Sheet because they are unknown at commencement date.

We have lease agreements with lease and non-lease components. Non-lease components for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. For real estate leases and a limited class of equipment leases, we account for the lease and non-lease components separately. Non-lease components are not recorded on the Consolidated Balance Sheet as a ROU asset and lease liability and are not included in lease costs. For all other equipment leases, we account for the lease and non-lease components as a single lease component.

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

Pension and Non-pension Post-retirement Benefits  We account for pension and non-pension post-retirement benefits in accordance with FASB ASC Topic 715 - “Compensation-Retirement Benefits” (“FASB ASC 715”). FASB ASC 715 requires recognition of the over-funded or under-funded status of pension and other post-retirement benefit plans on the balance sheet. Under FASB ASC 715, gains and losses, prior service costs and credits and any remaining prior transaction amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effect where appropriate. The service cost component of pension and post-retirement benefit costs is reported within income from operations while the non-service cost components of net benefit cost (interest costs, expected return on assets, amortization of prior service costs, settlement charges and other costs) are recorded in other income (expense).

The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006, and over half of the hourly U.S.-based employees. Hourly employees hired at Shreveport after December 15, 2008, and at Toledo after September 30, 2010, are not eligible to participate. Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly-owned subsidiary in Mexico. For further discussion see note 8.

We also provide certain post-retirement healthcare and life insurance benefits covering substantially all U.S. and Canadian salaried employees hired before January 1, 2004 and over half of our union hourly employees. Hourly employees hired at Shreveport after December 15, 2008, and at Toledo after September 30, 2010, are not eligible to participate. Employees are generally eligible for benefits upon reaching a certain age and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. Under a cross-indemnity agreement, Owens-Illinois, Inc. assumed liability for the non-pension, post-retirement benefit of our retirees who had retired as of June 24, 1993. Therefore, the benefits related to these retirees are not included in our liability. For further discussion see note 9.

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

Stock-Based Compensation Expense  We account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation,” (“FASB ASC 718”) and FASB ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (“FASB ASC 505-50”). Stock-based compensation cost is measured based on the fair value of the equity instruments issued. FASB ASC 718 and 505-50 apply to all of our outstanding, unvested, stock-based payment awards.

Treasury Stock  Treasury stock purchases are recorded at cost. During 2019 and 2018, we did not purchase treasury stock. At December 31, 2019, we had 941,250 shares of common stock available for repurchase, as authorized by our Board of Directors.

Research and Development  Research and development costs are charged to selling, general and administrative expense in the Consolidated Statements of Operations when incurred. Expenses for 2019 and 2018 were $3.1 million and $3.6 million, respectively.

Advertising Costs  We expense all advertising costs as incurred. Expenses for 2019 and 2018 were $5.0 million and $6.1 million, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on the balance sheet ROU assets and corresponding liabilities for both finance and operating leases with lease terms greater than 12 months. On January 1, 2019, we adopted this standard using the optional transition method of applying the modified retrospective approach at our adoption date. Under this method, previously reported comparative periods prior to 2019 have not been restated. We have elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our prior conclusions on existing contracts for lease identification, lease classification and initial direct costs. In addition, for most of our classes of equipment leases, we elected the practical expedient to not separate lease and non-lease components. We also made an accounting policy election to keep leases with a term of 12 months or less off of the balance sheet for all classes of underlying assets. At adoption, we had operating leases which resulted in us recognizing operating ROU assets and lease liabilities on the balance sheet of approximately $69 million. The adoption of this ASU did not have a material impact on our consolidated results of operations or cash flows, and there was no cumulative effect adjustment to retained earnings. The new standard also required additional disclosures which are included in note 15.

On January 1, 2019, we early adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. Prior to January 1, 2019, implementation costs for cloud computing arrangements were capitalized into property, plant and equipment and amortized on a straight-line basis. Upon adoption of this new standard, we reclassed $2.8 million from construction in progress within property, plant, and equipment to other assets. When implementation projects are completed and amortization of capitalized costs begins, a portion is recorded in prepaids and other current assets. Results and disclosures for reporting periods beginning on or after January 1, 2019, are presented under the new guidance within ASU 2018-15, while prior period amounts and disclosures are not adjusted and continue to be reported in accordance with our previous accounting.

New Accounting Standards - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard introduces a new approach to estimating credit losses on certain types of financial instruments, including trade receivables, and modifies the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application permitted. In October of 2019, the FASB approved a delayed effective date for Smaller Reporting Company filers; thus, our effective date is now for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Although we are still evaluating the impact of this standard, we believe it will not have a material impact on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions in Topic 740 and simplifying other areas. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. If early adoption is elected, all amendments must be adopted in the same period. We are currently assessing the impact that this standard will have on our Consolidated Financial Statements.

3.	Balance Sheet Details

The following table provides detail of selected balance sheet items:

December 31,
(dollars in thousands)	2019	2018
Accounts receivable:
Trade receivables	$79,829	$82,521
Other receivables	1,478	1,456
Total accounts receivable, less allowances of $10,803 and $8,538	$81,307	$83,977

Inventories:
Finished goods	$157,348	$175,074
Work in process	1,183	1,363
Raw materials	4,008	4,026
Repair parts	10,254	10,116
Operating supplies	2,004	1,524
Total inventories, less loss provisions of $7,750 and $9,453	$174,797	$192,103

Accrued liabilities:
Accrued incentives	$24,337	$19,359
Other accrued liabilities	26,320	24,369
Total accrued liabilities	$50,657	$43,728

4.	Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	2019	2018
Beginning balance	$13,385	$14,565
Amortization	(560)	(1,049)
Impairment (see below)	(900)	—
Foreign currency impact	(50)	(131)
Ending balance	$11,875	$13,385

Purchased intangible assets are composed of the following:

December 31,
(dollars in thousands)	2019	2018
Indefinite life intangible assets	$11,104	$12,035
Definite life intangible assets, net of accumulated amortization of $20,507 and $20,006	771	1,350
Total	$11,875	$13,385

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. Our on-going assessment of goodwill as of June 30, 2019 resulted in the need to test Libbey Holland’s indefinite life intangible asset (Royal Leerdam® trade name) for impairment. We used a relief from royalty method to determine the fair market value that was compared to the carrying value of the indefinite life intangible asset. The sales forecast for Royal Leerdam® branded product was lowered due to declining performance of mid-tier retailers as consumers in EMEA move to discount and on-line retailers. As a result, the estimated fair value was determined to be lower than the carrying value, and we recorded a non-cash impairment charge of $0.9 million during the second quarter of 2019 in our EMEA reporting segment. The inputs used for this analysis are considered Level 3 inputs in the fair value hierarchy. See note 14 for further discussion of the fair value hierarchy. Our annual impairment testing on October 1, 2019 and 2018 did not indicate impairment of our indefinite life intangible assets.

The remaining definite life intangible asset at December 31, 2019 consists of customer relationships that is amortized over 20 years with a remaining life of 5.0 years. Amortization expense for definite life intangible assets was $0.6 million and $1.0 million for years 2019 and 2018, respectively.

Future estimated amortization expense of definite life intangible assets is as follows (dollars in thousands):

2020	2021	2022	2023	2024
$154	$154	$154	$154	$154

Goodwill

Changes in goodwill balances are as follows:

	2019			2018
(dollars in thousands)	U.S. & Canada	Latin America	Total	U.S. & Canada	Latin America	Total
Beginning balance:
Goodwill	$43,872	$125,681	$169,553	$43,872	$125,681	$169,553
Accumulated impairment losses	(5,441)	(79,700)	(85,141)	(5,441)	(79,700)	(85,141)
Net beginning balance	38,431	45,981	84,412	38,431	45,981	84,412
Impairment	—	(45,981)	(45,981)	—	—	—
Ending balance:
Goodwill	43,872	125,681	169,553	43,872	125,681	169,553
Accumulated impairment losses	(5,441)	(125,681)	(131,122)	(5,441)	(79,700)	(85,141)
Net ending balance	$38,431	$—	$38,431	$38,431	$45,981	$84,412

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis are considered Level 2 and Level 3 inputs in the fair value hierarchy. See note 14 for further discussion of the fair value hierarchy.

As part of our on-going assessment of goodwill at June 30, 2019, we determined that a triggering event occurred due to the Company’s market capitalization being less than the carrying value, resulting from the significant decline in the Company’s share price during the quarter. Thus, an interim impairment test was performed as of June 30, 2019. Additionally, during the second quarter, management updated its long-range plan; the updated plan contemplated lower sales and profitability within the Mexico reporting unit (within the Latin America reporting segment) as compared to the projections used in the goodwill impairment testing performed as of October 1, 2018. As the impairment testing indicated that the carrying value of the Mexico reporting unit exceeded its fair value, we recorded a non-cash impairment charge of $46.0 million during the second quarter of 2019. After recording the impairment charge, there is no longer any goodwill on the balance sheet related to the Mexico acquisition.

When performing our test for impairment, we measure each reporting unit’s fair value using a combination of “ income” and “market” approaches on a shipping point basis. The income approach calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third-party buyer. Significant estimates in the income approach include the following: discount rate; expected financial outlook and profitability of the reporting unit’s business; and foreign currency impacts (Level 3 inputs). Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors. The market approach uses the “Guideline Company” method, which calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. Significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, assessing comparable multiples, as well as consideration of control premiums (Level 2 inputs). The blended approach assigns a 70 percent weighting to the income approach and 30 percent to the market approach (Level 3 input). The higher weighting is given to the income approach due to some limitations of publicly available peer information used in the market approach. The blended fair value of both approaches is then compared to the carrying value, and to the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, an impairment is recorded.

The results of our October 1, 2019 and 2018 annual impairment reviews did not indicate an impairment of goodwill. There were no indicators of impairment in our remaining reporting unit with goodwill at December 31, 2019.

For the year ended December 31, 2019, asset impairments on the Consolidated Statement of Operations includes the following (dollars in thousands):

Balance sheet location	Notes	Segment	Impairment
Goodwill	Note 4	Latin America	$45,981
Purchased intangible assets - net	Note 4	EMEA	900
Property, plant and equipment - net	Note 5	EMEA	12,956
Operating lease right-of-use assets	Notes 5 & 15	EMEA	5,315
Total asset impairments			$65,152

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31,
(dollars in thousands)	2019	2018
Land	$16,515	$20,374
Buildings	100,730	109,470
Machinery and equipment	486,517	531,838
Furniture and fixtures	15,594	15,668
Software	22,440	25,218
Construction in progress	18,628	24,945
Gross property, plant and equipment	660,424	727,513
Less accumulated depreciation	426,501	462,553
Net property, plant and equipment	$233,923	$264,960

Depreciation expense was $38.4 million and $43.2 million for the years 2019 and 2018, respectively.

In accordance with FASB ASC 360, management concluded an impairment assessment for the Libbey Holland asset group (within our EMEA segment) was necessary, and it was performed as of December 31, 2019. The recoverability test failed and, therefore, the Libbey Holland asset group was written down to estimated fair value, utilizing both an income approach using a present value technique and a market approach whereby multiple cash flow scenarios reflecting a range of possible outcomes with varying probability weightings are relied upon. The inputs used for this analysis are considered Level 3 inputs in the fair value hierarchy. See note 14 for further discussion of the fair value hierarchy. As a result, Libbey Holland property, plant and equipment and operating lease right-of-use assets were written down $13.0 million and $5.3 million, respectively, at December 31, 2019. See note 4 for a reconciliation of 2019 non-cash asset impairments to the asset impairments line on the Consolidated Statements of Operations.

6.	Borrowings

Borrowings consist of the following:

December 31,
(dollars in thousands)	Interest Rate	Maturity Date	2019	2018
Borrowings under ABL Facility	floating (2)	December 7, 2022 (1)	$17,386	$19,868
Term Loan B	floating (3)	April 9, 2021	375,800	380,200
Total borrowings			393,186	400,068
Less — unamortized discount and finance fees			1,346	2,368
Total borrowings — net			391,840	397,700
Less — long term debt due within one year			16,124	4,400
Total long-term portion of borrowings — net			$375,716	$393,300

___________________________

(1)	Maturity date will be January 9, 2021, if Term Loan B is not refinanced by this date.
(2)	The interest rate on the ABL Facility borrowings was 1.75 percent at December 31, 2019.
(3)	See interest rate swaps under “Term Loan B” below and note 12.

Annual maturities for all of our total borrowings for the next five years and beyond are as follows:

2020	2021	2022	2023	2024	Thereafter
$16,124	$359,676	$17,386	$—	$—	$—

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

Swingline borrowings are limited to $10.0 million, with swingline borrowings for Libbey Europe being limited to the U.S. equivalent of $5.0 million. Loans comprising each CBFR (CB Floating Rate) Borrowing, including each Swingline Loan, bear interest at the CB Floating Rate plus the Applicable Rate, and euro-denominated swingline borrowings (Eurocurrency Loans) bear interest calculated at the Netherlands swingline rate, as defined in the ABL Facility, subject to a LIBOR floor of 0.0 percent. The Applicable Rates for CBFR Loans and Eurocurrency Loans vary depending on our aggregate remaining availability. The Applicable Rates for CBFR Loans and Eurocurrency Loans were 0.75 percent and 1.75 percent, respectively, at December 31, 2019. Libbey pays a quarterly Commitment Fee, as defined by the ABL Facility, on the total credit provided under the ABL Facility. The Commitment Fee was 0.25 percent at December 31, 2019. No compensating balances are required by the ABL Facility. The ABL Facility does not require compliance with a fixed charge coverage ratio covenant, unless aggregate unused availability falls below $10.0 million. If our aggregate unused ABL availability were to fall below $10.0 million, the fixed charge coverage ratio requirement would be 1:00 to 1:00. Libbey Glass and Libbey Europe have the option to increase the ABL Facility by $25.0 million. At December 31, 2019, Libbey Europe had outstanding borrowings under the ABL Facility of $17.4 million, and Libbey Glass had no outstanding borrowings. At December 31, 2018, Libbey Glass and Libbey Europe had outstanding borrowings under the ABL Facility of $3.5 million and $16.4 million, respectively. Interest is payable on the last day of the interest period, which can range from one month to six months depending on the maturity of each individual borrowing on the ABL facility.

The borrowing base under the ABL Facility is determined by a monthly analysis of the eligible accounts receivable and inventory. The borrowing base is the sum of (a) 85 percent of eligible accounts receivable and (b) the lesser of (i) 85 percent of the net orderly liquidation value (NOLV) of eligible inventory, (ii) 65 percent of eligible inventory, or (iii) $75.0 million.

The ABL Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, are applied against the $100.0 million limit. At December 31, 2019, $10.0 million in letters of credit and other reserves were outstanding. Remaining unused availability under the ABL Facility was $68.2 million at December 31, 2019, compared to $71.6 million under the ABL Facility at December 31, 2018.

Term Loan B

On April 9, 2014, Libbey Glass consummated its $440.0 million Senior Secured Term Loan B of Libbey Glass due 2021 (Term Loan B). The net proceeds of the Term Loan B were $438.9 million, after the 0.25 percent original issue discount of $1.1 million. The Term Loan B had related fees of approximately $6.7 million that will be amortized to interest expense over the life of the loan.

The Term Loan B is evidenced by a Senior Secured Credit Agreement, dated April 9, 2014 (Credit Agreement), between Libbey Glass, the Company, the domestic subsidiaries of Libbey Glass listed as guarantors therein (Subsidiary Guarantors and together with the Company, Guarantors), and the lenders. Under the terms of the Credit Agreement, aggregate principal of $1.1 million is due on the last business day of each quarter. The Term Loan B bears interest at the rate of LIBOR plus 3.0 percent, subject to a LIBOR floor of 0.75 percent. The interest rate was 4.71 percent per year at December 31, 2019 and 5.39 percent at December 31, 2018, and will mature on April 9, 2021. Although the Credit Agreement does not contain financial covenants, the Credit Agreement contains other covenants that restrict the ability of Libbey Glass and the Guarantors to, among other things:

•	incur, assume or guarantee additional indebtedness;
•	pay dividends, make certain investments or other restricted payments;
•	create liens;
•	enter into affiliate transactions;
•	merge or consolidate, or otherwise dispose of all or substantially all the assets of Libbey Glass and the Guarantors; and
•	transfer or sell assets.

We may voluntarily prepay, in whole or in part, the Term Loan B without premium or penalty but with accrued interest. Beginning with the year-ended December 31, 2015, the Credit Agreement requires us to make an annual mandatory prepayment offer to lenders of 0.0 to 50.0 percent of our excess cash flow, depending on our excess cash flow and leverage ratios as defined in the Credit Agreement. The calculation is made at the end of each year and the mandatory prepayment offer to lenders is made no later than ten business days after the filing of our annual compliance certificate to the lenders. The amount of any required mandatory prepayment offer is reduced by the amounts of any optional prepayments we made during the applicable year or prior to the prepayment offer in the year the offer is required to be made. The anticipated payment associated with our 2019 financial results is included in long-term debt due within one year on the Consolidated Balance Sheet.

The Credit Agreement provides for customary events of default, including cross default with the ABL Facility. In the case of an event of default as defined in the Credit Agreement, all of the outstanding Term Loan B will become due and payable immediately without further action or notice. The Term Loan B and the related guarantees under the Credit Agreement are secured by (i) first priority liens on the Term Priority Collateral and (ii) second priority liens on the ABL Collateral.

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

Libbey Mexico Line of Credit

On June 17, 2019, Crisa Libbey Mexico S. de R.L. de C.V. entered into a $3.0 million working capital line of credit with Banco Santander Mexico to cover seasonal working capital needs, guaranteed by its parent company, Libbey Mexico, S. de R.L. de C.V. The line of credit matures on December 14, 2020, and has a floating interest rate of LIBOR plus 3.20 percent. At December 31, 2019, there were no borrowings under this line of credit. Interest with respect to borrowings on the line of credit is due monthly.

AICEP Loan

From time to time since July 2012, Libbey Portugal has entered into loan agreements with Agencia para Investmento Comercio Externo de Portugal, EPE (AICEP), the Portuguese Agency for investment and external trade. This loan was fully repaid in July 2018, and the interest rate was 0.0 percent.

Notes Payable

We have an overdraft line of credit for a maximum of €0.8 million. At December 31, 2019 and 2018, there were no borrowings under the facility, which had an interest rate of 1.50 percent. Interest with respect to the note is paid monthly.

7.	Income Taxes

The provisions for income taxes were calculated based on the following components of income (loss) before income taxes:

Year ended December 31,
(dollars in thousands)	2019	2018
United States	$(6,405)	$(12,682)
Non-U.S.	(53,861)	14,979
Total income (loss) before income taxes	$(60,266)	$2,297

The current and deferred provisions (benefit) for income taxes were:

Year ended December 31,
(dollars in thousands)	2019	2018
Current:
U.S. federal	$1,011	$1,945
Non-U.S.	5,142	6,780
U.S. state and local	326	694
Total current income tax provision	6,479	9,419

Deferred:
U.S. federal	576	687
Non-U.S.	1,645	310
U.S. state and local	53	(163)
Total deferred income tax provision	2,274	834

Total:
U.S. federal	1,587	2,632
Non-U.S.	6,787	7,090
U.S. state and local	379	531
Total income tax provision	$8,753	$10,253

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside of the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. There were no such temporary differences as of December 31, 2019.  At December 31, 2018, the temporary differences totaled $14.6 million and the unrecognized deferred income tax liability was $3.0 million.

Reconciliation from the statutory U.S. federal income tax rate to the consolidated effective income tax rate was as follows:

Year ended December 31,	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%
Increase (decrease) in rate due to:
Non-U.S. income tax differential	0.2	19.9
U.S. state and local income taxes, net of related U.S. federal income taxes	0.3	22.6
U.S. federal credits	1.4	(9.8)
Permanent adjustments	(1.9)	27.7
Foreign withholding taxes	(1.0)	75.9
Valuation allowances	(9.6)	143.5
Unrecognized tax benefits	0.7	48.4
Impact of foreign exchange	(1.6)	71.6
Asset impairments	(17.6)	—
Other	(6.4)	25.6
Consolidated effective income tax rate	(14.5)%	446.4%

Deferred income tax assets and liabilities: Deferred income tax assets and liabilities result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and from income tax carryovers and credits. The significant components of our deferred income tax assets and liabilities are as follows:

December 31,
(dollars in thousands)	2019		2018
Deferred income tax assets:
Pension	$7,510		$9,722
Non-pension post-retirement benefits	12,271		11,712
Other accrued liabilities	22,486		16,477
Receivables	2,544		1,994
Operating lease liabilities	15,068		—
Net operating loss and charitable contribution carryforwards	11,333	(1)	14,143
Tax credits	11,432	(2)	13,373
Total deferred income tax assets	82,644	(3)	67,421
Valuation allowances	(26,963)		(22,068)
Net deferred income tax assets	55,681		45,353

Deferred income tax liabilities:
Property, plant and equipment	13,213		15,332
Inventories	1,587		1,699
Operating lease right-of-use assets	14,009		—
Intangibles and other	4,229		4,987
Total deferred income tax liabilities	33,038		22,018
Net deferred income tax asset	$22,643		$23,335

___________________________

(1)	At December 31, 2019, non-U.S. operating loss carryforwards of $42.0 million expire between 2021 and 2027.
(2)	At December 31, 2019, U.S. general business credit carryforwards of $2.2 million expire between 2024 and 2038. U.S. AMT credits of $0.1 million and the foreign credits of $9.1 million do not expire.
(3)	In order to fully realize our U.S. deferred tax assets as of December 31, 2019, the Company needs to generate approximately $179.2 million of future taxable income.

Valuation Allowances: We currently have a valuation allowance in place on our deferred income tax assets in the Netherlands. We intend to maintain this allowance until a period of sustainable income is achieved and management concludes it is more likely than not that those deferred income tax assets will be realized. Management’s outlook regarding the future profitability of our China operations make it unlikely that any of its deferred tax assets will ever be utilized.  As a result, a valuation allowance was recorded against the net deferred tax assets of our primary China subsidiary.  Management concluded that it is not more likely than not that the disallowed interest expense for 2019 and 2018 can be fully utilized in future years. Accordingly, a partial valuation allowance has been recorded against the deferred tax asset related to the limitation on the U.S. deduction for interest expense. In addition, partial valuation allowances have been recorded against state operating loss carryforwards.

Uncertain Tax Positions: The Company and its subsidiaries are subject to examination by various countries’ tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. In August 2016, one of our Mexican subsidiaries received a tax assessment from the Mexican tax authority (SAT) related to the audit of its 2010 tax year. The amount assessed was approximately 3 billion Mexican pesos, which was equivalent to approximately $157 million U.S. dollars as of the date of the assessment.

During December of 2019, Management and SAT reached an agreement whereby Libbey would concede certain tax issues resulting in payment of tax, interest and penalty of $3.2 million. SAT would uphold its adverse finding on the remaining issue.  Libbey believes SAT’s position on the remaining issue is invalid, intends to litigate the issue, and believes it is more likely than not that the Company will prevail in litigation. The SAT Legal Division formalized this agreement in January, 2020 by issuing a resolution ordering SAT Audit Division to issue a revised assessment consistent with this agreement. We believe that our tax reserves related to uncertain tax positions are adequate at this time.

A reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(dollars in thousands)	2019	2018
Beginning balance	$4,212	$5,007
Additions based on tax positions related to the current year	1,199	438
Additions for tax positions of prior years	6	9
Reductions for tax positions of prior years	(82)	(1,698)
Changes due to lapse of statute of limitations	-	513
Reductions due to settlements with tax authorities	(3,045)	(57)
Ending balance	$2,290	$4,212

We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. Other disclosures relating to unrecognized tax benefits are as follows:

December 31,
(dollars in thousands)	2019	2018
Amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$2,455	$5,283
Interest, net of tax benefit, accrued in the Consolidated Balance Sheets	$91	$1,027
Penalties, accrued in the Consolidated Balance Sheets	$74	$43
Interest expense recognized in the Consolidated Statements of Operations	$36	$523
Penalties expense (benefit) recognized in the Consolidated Statements of Operations	$31	$5

Based upon the outcome of tax examinations, judicial proceedings, other settlements with taxing jurisdictions, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. It is also reasonably possible that gross unrecognized tax benefits may decrease within the next twelve months by approximately $0.1 million due to settlements with tax authorities.

Other Matters: We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2019, the tax years that remained subject to examination by major tax jurisdictions were as follows:

Jurisdiction	Open Years
Canada	2016 – 2019
China	2014 – 2019
Mexico (excluding 2011 which is closed)	2010 – 2019
Netherlands	2018 – 2019
Portugal	2009 – 2019
United States (excluding 2012 and 2013 which are closed)	2011 – 2019

8.	Pension

We have pension plans covering the majority of our employees. Benefits generally are based on compensation and length of service for salaried employees and job grade and length of service for hourly employees. In addition, we have an unfunded supplemental employee retirement plan (SERP) that covers salaried U.S.-based employees of Libbey hired before January 1, 2006. The U.S. pension plans cover the salaried U.S.-based employees of Libbey hired before January 1, 2006, and over half of the hourly U.S.-based employees. Hourly employees hired at Shreveport after December 15, 2008, and at Toledo after September 30, 2010, are not eligible to participate. Effective January 1, 2013, we ceased annual company contribution credits to the cash balance accounts in our Libbey U.S. Salaried Pension Plan and SERP. The non-U.S. pension plans cover the employees of our wholly owned subsidiary in Mexico and are unfunded.

Effect on Operations

The components of our net pension expense, including the SERP, are as follows:

Year ended December 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost (benefits earned during the period)	$3,368	$4,009	$1,032	$1,142	$4,400	$5,151
Interest cost on projected benefit obligation	13,530	12,615	3,068	2,984	16,598	15,599
Expected return on plan assets	(20,781)	(22,658)	—	—	(20,781)	(22,658)
Amortization of unrecognized:
Prior service cost (credit)	—	1	(200)	(201)	(200)	(200)
Actuarial loss	4,396	6,472	413	622	4,809	7,094
Settlement charge	9	—	—	92	9	92
Pension expense	$522	$439	$4,313	$4,639	$4,835	$5,078

The non-service cost components of pension expense are included in other income (expense) on the Consolidated Statements of Operations. See note 16 for additional information.

Actuarial Assumptions

The assumptions used to determine net periodic pension expense for each year and the benefit obligations at December 31st were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Net periodic pension expense:
Discount rate	4.31% to 4.33%	3.64% to 3.69%	10.60%	9.40%
Expected long-term rate of return on plan assets	6.50%	7.00%	Not applicable	Not applicable
Rate of compensation increase	Not applicable	Not applicable	4.30%	4.30%
Cash balance interest crediting rate	5.50%	5.50%	Not applicable	Not applicable
Benefit obligations:
Discount rate	3.45% to 3.50%	4.31% to 4.33%	8.80%	10.60%
Rate of compensation increase	Not applicable	Not applicable	4.30%	4.30%
Cash balance interest crediting rate	5.50%	5.50%	Not applicable	Not applicable

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

To determine the expected long-term rate of return on plan assets for our funded plans, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. At December 31, 2019, the expected long-term rate of return on plan assets is 6.50 percent, which will be used to measure the earnings effects for 2020.

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

For our U.S. pension plans, we began using the Pri-2012 mortality base table and MP-2019 generational mortality improvement projection scale, as released by the Society of Actuaries in October 2019, to determine our projected benefit obligations at December 31, 2019. Prior to this, we used the RP 2014 Sex Distinct Mortality Tables along with the yearly generational projection scale, as released by the Society of Actuaries.

Projected Benefit Obligation (PBO) and Fair Value of Assets

The changes in the projected benefit obligations and fair value of plan assets are as follows:

Year ended December 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$322,594	$354,053	$29,978	$31,967	$352,572	$386,020
Service cost	3,368	4,009	1,032	1,142	4,400	5,151
Interest cost	13,530	12,615	3,068	2,984	16,598	15,599
Exchange rate fluctuations	—	—	1,549	138	1,549	138
Actuarial (gain) loss	28,820	(28,481)	8,878	(3,056)	37,698	(31,537)
Settlements paid	(112)	—	—	—	(112)	—
Benefits paid	(19,745)	(19,602)	(3,210)	(3,197)	(22,955)	(22,799)
Projected benefit obligation, end of year	$348,455	$322,594	$41,295	$29,978	$389,750	$352,572

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$304,084	$343,219	$—	$—	$304,084	$343,219
Actual return on plan assets	61,961	(19,533)	—	—	61,961	(19,533)
Employer contributions	112	—	3,210	3,197	3,322	3,197
Settlements paid	(112)	—	—	—	(112)	—
Benefits paid	(19,745)	(19,602)	(3,210)	(3,197)	(22,955)	(22,799)
Fair value of plan assets, end of year	$346,300	$304,084	$—	$—	$346,300	$304,084

Funded ratio	99.4%	94.3%	0%	0%	88.9%	86.2%
Funded status and net accrued pension benefit cost	$(2,155)	$(18,510)	$(41,295)	$(29,978)	$(43,450)	$(48,488)

The U.S. defined benefit pension plans experienced actuarial (gains) losses of $28.8 million and $(28.5) million for the years ended December 31, 2019 and 2018, respectively, primarily driven by assumption changes in the discount rate used to determine the benefit obligations.

The non-U.S. defined benefit pension plans experienced actuarial (gains) losses of $8.9 million and $(3.1) million for the years ended December 31, 2019 and 2018, respectively, primarily driven by assumption changes in the discount rate and demographic experience used to determine the benefit obligations.

The current portion of the pension liability reflects the present value of expected benefit payments to be paid in the subsequent year by the Company. The net accrued pension benefit liability at December 31st represents underfunded (including unfunded) pension benefits, and is included in the Consolidated Balance Sheets as follows:

December 31,
(dollars in thousands)	2019	2018
Pension asset	$5,712	$—
Pension liability (current portion)	(2,543)	(3,282)
Pension liability	(46,619)	(45,206)
Net accrued pension liability	$(43,450)	$(48,488)

The cumulative pretax amounts recognized in accumulated other comprehensive loss (AOCI) as of December 31 are as follows:

December 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Net actuarial loss	$88,703	$105,468	$17,772	$8,732	$106,475	$114,200
Prior service cost (credit)	—	—	(2,351)	(2,447)	(2,351)	(2,447)
Total cost in AOCI	$88,703	$105,468	$15,421	$6,285	$104,124	$111,753

Estimated contributions for 2020, as well as, contributions made in 2019 and 2018 to the pension plans are as follows:

(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
Estimated contributions in 2020	$163	$2,486	$2,649
Contributions made in 2019	$112	$3,210	$3,322
Contributions made in 2018	$—	$3,197	$3,197

It is difficult to estimate future cash contributions to the pension plans, as such amounts are a function of actual investment returns, withdrawals from the plans, changes in interest rates and other factors uncertain at this time. It is possible that greater cash contributions may be required in 2020 than the amounts in the above table. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact in future required contributions to our pension plans, we currently do not expect funding requirements to have a material adverse impact on current or future liquidity.

Pension benefit payment amounts are anticipated to be paid from the plans (including the SERP) as follows:

Fiscal Year
(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2020	$20,040	$2,486	$22,526
2021	$20,212	$2,580	$22,792
2022	$20,412	$2,988	$23,400
2023	$20,669	$2,763	$23,432
2024	$20,748	$3,002	$23,750
2025-2029	$103,285	$18,071	$121,356

Projected and Accumulated Benefit Obligations in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected and accumulated benefit obligation in excess of plan assets at December 31, 2019 and 2018 were as follows:

December 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Projected benefit obligation	$268,232	$322,594	$41,295	$29,978	$309,527	$352,572
Accumulated benefit obligation	$268,232	$322,594	$35,557	$26,717	$303,789	$349,311
Fair value of plan assets	$260,365	$304,084	$—	$—	$260,365	$304,084

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

December 31,	Measured at NAV as a practical expedient		Target Allocation
(dollars in thousands)	2019	2018	2020
Short-term investments	$7,489	$9,796	3%
Real estate	7,623	6,198	2%
Equity securities	139,060	108,952	40%
Debt securities	155,574	146,080	45%
Hedge funds	36,554	33,058	10%
Total	$346,300	$304,084	100%

Other Retirement Plans

We sponsor the Libbey Inc. Salary and Hourly 401(k) plans (the Plans) to provide retirement benefits for our U.S. employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plans provide for tax-deferred wage contributions for eligible employees. For the Salary Plan, we match 100 percent on the first 6 percent of pretax contributions from eligible earnings on a per pay basis. For the Hourly Plan, we match 50 percent of the first 6 percent of pretax contributions from eligible earnings on a per pay basis. All matching contributions are invested according to the employees’ deferral elections and vest immediately. Our matching contributions to all U.S. Plans totaled $3.9 million and $3.8 million in 2019 and 2018, respectively.

Libbey Holland makes cash contributions to the Pensioenfonds voor de Grafische Bedrijven (“PGB”), an industry wide pension fund, as participating employees earn pension benefits. These related costs are expensed as incurred and amounted to $2.0 million in both 2019 and 2018.

9.	Non-pension Post-retirement Benefits

We provide certain retiree healthcare and life insurance benefits covering our U.S. and Canadian salaried employees hired before January 1, 2004 and over half of our union hourly employees. Hourly employees hired at Shreveport after December 15, 2008, and at Toledo after September 30, 2010, are not eligible to participate. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Benefits for most hourly retirees are determined by collective bargaining. The U.S. non-pension, post-retirement plans cover the hourly and salaried U.S.-based employees of Libbey (excluding those mentioned above). The non-U.S., non-pension, post-retirement plans cover the retirees and active employees of Libbey who are located in Canada. The post-retirement benefit plans are unfunded.

Effect on Operations

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Year ended December 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Service cost	$443	$604	$1	$1	$444	$605
Interest cost on projected benefit obligation	1,836	1,822	36	38	1,872	1,860
Amortization of unrecognized:
Prior service credit	(282)	(282)	—	—	(282)	(282)
Actuarial gain	(376)	(209)	(76)	(64)	(452)	(273)
Non-pension post-retirement benefit expense (income)	$1,621	$1,935	$(39)	$(25)	$1,582	$1,910

The non-service cost components of benefit expense above are included in other income (expense) on the Consolidated Statements of Operations. See note 16 for additional information.

Actuarial Assumptions

The significant assumptions used for each year and at December 31st were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Net periodic benefit expense
Discount rate	4.27%	3.60%	3.52%	3.26%
Non-pension post-retirement benefit obligation
Discount rate	3.41%	4.27%	2.92%	3.52%
Weighted average assumed healthcare cost trend rates
Healthcare cost trend rate assumed for next year	6.00%	6.25%	6.00%	6.25%
Ultimate healthcare trend rate	4.50%	5.00%	5.00%	5.00%
Year the ultimate healthcare trend rate is reached	2026	2024	2024	2024

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

Accumulated Post-retirement Benefit Obligation

The changes in the non-pension, post-retirement, benefit obligation are as follows:

Year ended December 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Change in accumulated non-pension post-retirement benefit obligation:
Benefit obligation, beginning of year	$45,899	$52,648	$1,067	$1,295	$46,966	$53,943
Service cost	443	604	1	1	444	605
Interest cost	1,836	1,822	36	38	1,872	1,860
Plan participants’ contributions	409	512	—	—	409	512
Actuarial (gain) loss	4,666	(5,305)	(41)	(106)	4,625	(5,411)
Exchange rate fluctuations	—	—	49	(96)	49	(96)
Benefits paid	(4,990)	(4,382)	(51)	(65)	(5,041)	(4,447)
Benefit obligation, end of year	$48,263	$45,899	$1,061	$1,067	$49,324	$46,966

Funded status and accrued benefit cost	$48,263	$45,899	$1,061	$1,067	$49,324	$46,966

The U.S. non-pension, post-retirement, benefit plans experienced actuarial losses of $4.7 million in 2019 primarily due to the updated discount rate and higher than expected healthcare costs. Actuarial (gains) in the U.S. of $(5.3) million in 2018 were primarily driven by the updated discount rate and lower than expected healthcare costs.

The total accrued non-pension, post-retirement, benefits liability at December 31st represents unfunded post-retirement benefits and is included in the Consolidated Balance Sheets as follows:

December 31,
(dollars in thousands)	2019	2018
Non-pension post-retirement benefits (current portion)	$3,817	$3,951
Non-pension post-retirement benefits	45,507	43,015
Total non-pension post-retirement benefits liability	$49,324	$46,966

The cumulative pretax amounts recognized in AOCI as of December 31 are as follows:

December 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Net actuarial gain	$(134)	$(5,176)	$(808)	$(806)	$(942)	$(5,982)
Prior service credit	(698)	(980)	—	—	(698)	(980)
Total credit in AOCI	$(832)	$(6,156)	$(808)	$(806)	$(1,640)	$(6,962)

Non-pension, post-retirement, benefit payments, net of estimated future retiree contributions, are anticipated to be paid as follows:

Fiscal Year
(dollars in thousands)	U.S. Plans	Non-U.S. Plans	Total
2020	$3,768	$114	$3,882
2021	$3,686	$109	$3,795
2022	$3,688	$103	$3,791
2023	$3,594	$93	$3,687
2024	$3,498	$84	$3,582
2025-2029	$15,370	$245	$15,615

10.	Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

Year ended December 31,
(dollars in thousands, except earnings per share)	2019	2018
Numerator for loss per share:
Net loss that is available to common shareholders	$(69,019)	$(7,956)

Denominator for basic loss per share:
Weighted average shares outstanding	22,419,138	22,180,102

Denominator for diluted loss per share:
Effect of stock options and restricted stock units	—	—
Adjusted weighted average shares and assumed conversions	22,419,138	22,180,102

Basic loss per share	$(3.08)	$(0.36)

Diluted loss per share	$(3.08)	$(0.36)

Anti-dilutive shares excluded from computation of diluted loss per share	1,825,727	1,285,307

When applicable, diluted shares outstanding is calculated using the weighted-average number of common shares outstanding plus the dilutive effects of equity-based compensation outstanding during the period using the treasury stock method.

11.	Employee Stock Benefit Plans

We have two equity participation plans, the Amended and Restated Libbey Inc. 2006 Omnibus Incentive Plan and the Libbey Inc. 2016 Omnibus Incentive Plan, which we refer to as the Omnibus Plans. Up to a total of 2,960,000 and 2,950,000 shares of Libbey Inc. common stock are authorized for issuance as equity-based compensation under the 2006 and 2016 Omnibus Plans, respectively. Under the Omnibus Plans, grants of equity-based compensation may take the form of stock, stock options, stock appreciation rights, performance shares or units, restricted stock or restricted stock units (RSUs) or other stock-based awards. Employees and directors are eligible for awards under these plans. The vesting period of stock options and RSUs is generally three or four years with prorated annual vesting. We grant non-employee members of our Board of Directors shares of stock that vest immediately. Awards are subject to alternate vesting plans for death, disability, retirement eligibility and involuntary termination. All employee grants of equity-based compensation are amortized using a ratable straight-line method over the vesting period and are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. Shares of common stock to be issued under the plans are made available through authorized and unissued Libbey common stock. As of December 31, 2019, shares available to be issued under the 2006 and 2016 Omnibus Incentive Plans were 251,811 and 1,889,023, respectively. In addition, we have a limited number of outstanding stock appreciation rights and cash-settled RSUs that are immaterial and will be settled in cash.

The Black-Scholes option-pricing model is used to estimate the grant-date fair value for stock options. The exercise price of stock options is generally equal to the closing market price of our common stock on the date of grant, and the maximum term is ten years. Grant-date fair value for RSUs is measured based on the closing market price of the stock at date of grant less the present value of expected dividends over the vesting period, as dividends are not payable on unvested RSUs. On March 25, 2019, the CEO was awarded 150,000 stock options which were divided into four equal groups, with different exercise prices of $7.00, $8.50, $10.00 and $11.50, all cliff vesting on March 25, 2022.

The following table summarizes award activity for the current fiscal year:

	Stock Options		Stock and RSUs
	Shares	Weighted-average Exercise Price (per share)	Shares / Units	Weighted-average Grant Date Fair Value (per share)
Outstanding balance at December 31, 2018	590,572	$16.82	692,929	$7.66
Granted	150,000	$9.25	848,803	$3.37
Exercised or vested	—		(336,182)	$6.94
Forfeited or expired	(31,249)	$14.69	(98,713)	$5.13
Outstanding balance at December 31, 2019	709,323	$15.31	1,106,837	$4.82
Exercisable at December 31, 2019	438,915	$17.94

Since all stock options are under water at December 31, 2019, there is no intrinsic value for stock options outstanding or exercisable. At December 31, 2019, the weighted-average remaining contractual life for stock options outstanding and stock options exercisable is 6.1 years and 4.8 years, respectively. The intrinsic value for share-based instruments is defined as the difference between the current market value and the exercise price.

As of December 31, 2019, unrecognized compensation expense related to nonvested stock options and nonvested RSUs is $0.1 million and $1.3 million, respectively, which is expected to be recognized over the weighted average period of 2.0 years for stock options and 1.5 years for RSUs.

The following table summarizes award expensing and fair value information for the periods presented:

Year ended December 31,
(dollars in thousands, except grant date fair values and assumptions)	2019	2018
Total stock compensation expense	$3,231	$2,827
Total fair value of stock, stock options and RSUs vested	$2,808	$3,371
Weighted average grant date fair value of stock options granted	$0.80	Not applicable
Weighted average grant date fair value of stock and RSUs granted	$3.37	$5.50
Intrinsic value of stock options exercised	Not applicable	$38
Intrinsic value of stock and RSUs vested	$1,256	$1,230

Weighted-average assumptions for stock option grants:
Risk-free interest	2.28%	Not applicable
Expected term	6.5 years	Not applicable
Expected volatility	50.94%	Not applicable
Dividend yield	0%	Not applicable

The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant and has a term equal to the expected life. The expected term represents the period of time the stock options are expected to be outstanding. We use the actual historical exercise activity for determining the expected term. Expected volatility is calculated based on Libbey’s daily stock closing prices for a period equal to the expected life of the award. The dividend yield is calculated as the ratio based on our most recent historical dividend payments per share of common stock at the grant date to the stock price on the date of grant.

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

We do not believe we are exposed to more than a nominal amount of credit risk in our natural gas hedges and interest rate swaps as the counterparties are established financial institutions. The counterparties for the derivative agreements are rated BBB+ or better as of December 31, 2019, by Standard and Poor’s.

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented, all of which are cash flow hedges:

December 31,		Fair Value of Derivative Assets
(dollars in thousands)	Balance Sheet Location	2019	2018
Interest rate swaps	Prepaid and other current assets	$—	$1,425
Natural gas contracts	Prepaid and other current assets	—	226
Natural gas contracts	Other assets	—	39
Total derivative assets		$—	$1,690

		Fair Value of Derivative Liabilities
Interest rate swaps	Accrued liabilities	$2,931	$—
Interest rate swaps	Other long-term liabilities	11,632	5,713
Natural gas contracts	Accrued liabilities	836	—
Natural gas contracts	Other long-term liabilities	3	—
Total derivative liabilities		$15,402	$5,713

The following table presents cash settlements (paid) received related to the below derivatives:

Year ended December 31,
(dollars in thousands)	2019	2018
Natural gas contracts	$(651)	$426
Interest rate swaps	993	159
Total	$342	$585

The following table provides a summary of the impacts of derivative gain (loss) of our cash flow hedges on the Consolidated Statements of Operations and other comprehensive income (OCI):

Year ended December 31,
(dollars in thousands)	Location	2019	2018
Derivative gain (loss) recognized in OCI:
Natural gas contracts	OCI	$(1,755)	$1,194
Interest rate swaps	OCI	(9,375)	(4,436)
Total		$(11,130)	$(3,242)

Derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$(651)	$426
Interest rate swaps	Interest expense	901	285
Total		$250	$711

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

The following table presents the notional amount of our natural gas derivatives on the Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	December 31, 2019	December 31, 2018
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	2,460,000	3,150,000

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

Based on our current valuation, we estimate that accumulated losses for natural gas contracts currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in $0.8 million of loss to our Consolidated Statements of Operations.

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

Swap execution date	Effective date	Expiration date	Notional amount	Fixed swap rate
April 1, 2015	January 11, 2016	January 9, 2020	$220.0 million	4.85%
September 24, 2018	January 9, 2020	January 9, 2025	$200.0 million	6.19%	(1)

________________________

(1)	In the event our Term Loan B is refinanced, the fixed interest rate will be 3.19 percent plus the new refinanced credit spread.

Our interest rate swaps are valued using the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves.

Our interest rate swaps qualify and are designated as cash flow hedges at December 31, 2019, and are accounted for under FASB ASC 815 “Derivatives and Hedging”. Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Changes in the fair value of these hedges are recorded in other comprehensive income (loss). Based on our current valuation, we estimate that accumulated losses currently carried in accumulated other comprehensive loss that will be reclassified into earnings over the next twelve months will result in an increase to interest expense of $2.9 million in our Consolidated Statements of Operations.

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

(dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Total Accumulated Comprehensive Loss
Balance on December 31, 2017	$(16,183)	$351		$(89,340)		$(105,172)

Cumulative-effect adjustment for the adoption of ASU 2017-12	—	(275)		—		(275)

Amounts recognized into AOCI	(7,057)	(3,242)		(5,245)		(15,544)
Currency impact	—	—		(164)		(164)
Amounts reclassified from AOCI	—	(711)	(1)	6,431	(2)	5,720
Tax effect	—	1,011		19		1,030
Other comprehensive income (loss), net of tax	(7,057)	(2,942)		1,041		(8,958)
Balance on December 31, 2018	(23,240)	(2,866)		(88,299)		(114,405)

Amounts recognized into AOCI	(1,974)	(11,130)		(1,143)		(14,247)
Currency impact	—	—		(428)		(428)
Amounts reclassified from AOCI	—	(250)	(1)	3,884	(2)	3,634
Tax effect	67	2,814		(1,381)		1,500
Other comprehensive income (loss), net of tax	(1,907)	(8,566)		932		(9,541)
Balance on December 31, 2019	$(25,147)	$(11,432)		$(87,367)		$(123,946)

_________________________

(1)	We reclassified natural gas contracts through cost of sales and the interest rate swaps through interest expense on the Consolidated Statements of Operations. See note 12 for additional information.
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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability)	December 31, 2019				December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$(839)	$—	$(839)	$—	$265	$—	$265
Interest rate swaps	—	(14,563)	—	(14,563)	—	(4,288)	—	(4,288)
Net derivative asset (liability)	$—	$(15,402)	$—	$(15,402)	$—	$(4,023)	$—	$(4,023)

The fair values of our commodity futures natural gas contracts is determined using observable market inputs. The fair value of our interest rate swaps are based on the market standard methodology of netting the discounted expected future variable cash receipts and the discounted future fixed cash payments. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Since these inputs are observable in active markets over the terms that the instruments are held, the derivatives are classified as Level 2 in the hierarchy. We also evaluate Company and counterparty risk in determining fair values. The commodity futures natural gas contracts and interest rate swaps are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

Financial instruments carried at cost on the Consolidated Balance Sheets, as well as the related fair values, are as follows:

		December 31, 2019		December 31, 2018
(dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan B	Level 2	$375,800	$304,398	$380,200	$362,141

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

At December 31, 2019, the weighted-average remaining lease term was 6.4 years, and the weighted-average discount rate was 4.05 percent. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following table presents the lease costs and supplemental cash flow information related to our operating leases for the year ended December 31:

(dollars in thousands)	2019
Operating lease costs	$15,669
Short-term lease costs (1)	4,446
Total lease costs	$20,115

______________________________

(1)  Includes variable lease costs which are immaterial.

Cash paid for operating leases included in the measurement of lease liabilities	$15,584
ROU assets obtained in exchange for lease liabilities	$74,084

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the balance sheet:

(dollars in thousands)	December 31, 2019
2020	$14,970
2021	11,255
2022	9,987
2023	9,283
2024	8,005
2025 and thereafter	15,768
Total minimum lease payments	69,268
Less: interest	(8,176)
Present value of future minimum lease payments	61,092
Less: lease liabilities (current portion)	(12,769)
Noncurrent lease liabilities	$48,323

On December 31, 2019, we recorded a non-cash impairment charge of $5.3 million against operating lease right-of-use assets in our Libbey Holland asset group (within the EMEA segment) which was recorded in the asset impairments line on the Consolidated Statement of Operations. This will reduce future lease costs on the impaired right-of-use assets. See note 5 for further discussion.

Prior to the adoption of the new lease standard, rental expense for all non-cancelable operating leases was $18.9 million in 2018. The future minimum rental commitments under ASC 840 for non-cancelable operating leases as of December 31, 2018, was as follows (dollars in thousands):

2019	2020	2021	2022	2023	2024 and thereafter
$15,407	$13,787	$10,339	$9,143	$8,551	$20,755

16.	Other Income (Expense)

Items included in other income (expense) in the Consolidated Statements of Operations are as follows:

Year ended December 31,
(dollars in thousands)	2019	2018
Gain (loss) on currency transactions	$(2,318)	$(1,454)
Pension and non-pension benefits, excluding service cost	(1,573)	(1,232)
Debt refinancing fees	(525)	—
Other non-operating income (expense)	(27)	(78)
Other income (expense)	$(4,443)	$(2,764)

17.	Contingencies

Legal Proceedings

From time to time, we are identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or similar state laws that impose liability without regard to fault for costs and damages relating to the investigation and clean-up of contamination resulting from releases or threatened releases of hazardous substances. We are also subject to similar laws in some of the countries where our facilities are located. Our environmental, health, and safety department monitors compliance with applicable laws on a global basis.

On October 30, 2009, the United States Environmental Protection Agency (“U.S. EPA”) designated Syracuse China Company (“Syracuse China”), our wholly-owned subsidiary, as one of eight PRPs with respect to the Lower Ley Creek sub-site of the Onondaga Lake Superfund site located near the ceramic dinnerware manufacturing facility that Syracuse China operated from 1995 to 2009 in Syracuse, New York. As a PRP, we may be required to pay a share of the costs of investigation and remediation of the Lower Ley Creek sub-site.

U.S. EPA has completed its Remedial Investigation (RI), Feasibility Study (FS), Risk Assessment (RA) and Proposed Remedial Action Plan (PRAP). U.S. EPA issued its Record of Decision (RoD) on September 30, 2014. The RoD indicates that U.S. EPA’s estimate of the undiscounted cost of remediation ranges between approximately $17.0 million (assuming local disposal of contaminated sediments is feasible) and approximately $24.8 million (assuming local disposal is not feasible). However, the RoD acknowledges that the final cost of the cleanup will depend upon the actual volume of contaminated material, the degree to which it is contaminated, and where the excavated soil and sediment is properly disposed. In connection with the General Motors Corporation (“GM”) bankruptcy, U.S. EPA recovered $22.0 million from Motors Liquidation Company (MLC), the successor to GM. If the cleanup costs do not exceed the amount recovered by U.S. EPA from MLC, Syracuse China may suffer no loss. If and to the extent the cleanup costs exceed the amount recovered by U.S. EPA from MLC, it is not yet known whether other PRPs will be added to the current group of PRPs or how any excess costs may be allocated among the PRPs.

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

In connection with the above proceedings relating to the Lower Ley Creek sub-site, an estimated environmental liability of $0.7 million and a recoverable amount of $0.4 million in other assets have been recorded in the Consolidated Balance Sheets at December 31, 2019 and 2018. Immaterial amounts have been recorded in cost of sales in the Consolidated Statements of Operations during 2019 and 2018. Although we cannot predict the ultimate outcome of these proceedings, we believe that these environmental proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity.

On October 26, 2018, Revitalizing Auto Communities Environmental Response Trust (“RACER Trust”) and RACER Properties LLC filed a complaint in the United States District Court for the Northern District of New York against our wholly-owned subsidiaries Syracuse China Company and Libbey Glass Inc. (collectively, “SCC”) and more than 30 other companies. RACER Properties LLC is the owner of a former GM manufacturing facility located in Onondaga County, New York, and the RACER Trust, established pursuant to a 2010 Environmental Response Trust Consent Decree and Settlement Agreement approved by the U.S. Bankruptcy Court (the “2010 Trust Consent Decree”), was created to clean up and reposition for development certain properties owned by the former GM. The complaint alleges that SCC and the other defendants are jointly and severally liable, along with the plaintiffs, for the remediation of polychlorinated biphenyls (“PCBs”) and certain other hazardous substances in soils and sediments in Upper Ley Creek between Town Line Road and the Route 11 Bridge in Onondaga County, New York (the “Upper Ley Creek sub-site”). The Upper Ley Creek sub-site is located immediately upstream of the Lower Ley Creek sub-site.

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

If SCC is determined to be a PRP for the Upper Ley Creek sub-site, SCC may be required to pay a share of the costs of investigation and remediation of the Upper Ley Creek sub-site. SCC and several other defendants have moved to dismiss the complaint. That motion is currently awaiting a decision from the District Court. We cannot predict the ultimate outcome of this proceeding, and the amount that SCC may ultimately be required to pay is currently not reasonably estimable.

To the extent that Syracuse China has a liability with respect to the Lower Ley Creek sub-site, including without limitation costs to fund the RD work, or with respect to the Upper Ley Creek sub-site, and to the extent the liability arose prior to our 1995 acquisition of the Syracuse China assets, the liability would be subject to the indemnification provisions contained in the Asset Purchase Agreement between the Company and The Pfaltzgraff Co. (now known as TPC-York, Inc. (“TPC York”)) and certain of its subsidiaries. Accordingly, Syracuse China has notified TPC York of its claims for indemnification under the Asset Purchase Agreement. Such costs will be shared up to an aggregate cost of $7.5 million. Of this amount, the Company already has incurred $0.5 million and TPC York remains liable for up to an additional $2.8 million. TPC York already has reimbursed the Company for $1.4 million.

On November 12, 2018, we received notice from the BKK Working Group that Libbey Glass Inc. is a PRP with respect to waste disposal at a former landfill (the “BKK Landfill”) in West Covina, California. The BKK Working Group consists of approximately 63 entities who are cooperating with the California Department of Toxic Substances Control to investigate and remediate the BKK Landfill. The BKK Working Group alleges that Libbey Glass Inc., along with over 500 other entities, disposed of manifested waste at the landfill between 1963 and 1984 and therefore may be liable for a portion of the costs incurred. Libbey Glass Inc. was named as a defendant in the related lawsuit, BKK Working Group v. 1700 Santa Fe Ltd et al, Case No #2:18-cv-05810-MWF-PLA, but was dismissed without prejudice pursuant to a tolling agreement on July 12, 2019. That tolling agreement tolled all claims against Libbey until July 2, 2021. The underlying case is currently stayed until July 20, 2020. Accordingly, at this time we are evaluating our legal options and have not formed an opinion that an unfavorable outcome is either probable or remote or the range of any potential loss.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries’ tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to note 7, Income Taxes, for a detailed discussion on tax contingencies.

18.	Revenue

Our primary source of revenue is the sale of glass tableware products manufactured within a Libbey facility as well as globally sourced tabletop products, including glassware, ceramicware, metalware and others. For the years ended December 31, 2019 and 2018, bad debt expense was immaterial. Additionally, adjustments related to revenue recognized in prior periods was immaterial for 2019 and 2018. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

Year ended December 31,
(dollars in thousands)	2019	2018
Foodservice	$319,766	$327,550
Retail	252,256	256,646
Business-to-business	210,415	213,662
Consolidated	$782,437	$797,858

Each operating segment has revenues across all our business channels. Each channel has a different marketing strategy, customer base and product composition. Over 75 percent of each segment’s revenue is derived from the following business channels: U.S. & Canada from foodservice and retail; Latin America from retail and business-to-business; and EMEA from retail and business-to-business.

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

Our reporting segments are U.S. & Canada; Latin America; Europe, the Middle East and Africa (EMEA); and Other. Segment results are based primarily on the geographical destination of the sale. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

U.S. & Canada—includes sales of manufactured glassware products and sourced tableware having an end-market destination in the U.S & Canada, excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.

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

Year ended December 31,
(dollars in thousands)	2019	2018
Net Sales:
U.S. & Canada	$491,230	$483,741
Latin America	141,584	148,091
EMEA	123,945	138,399
Other	25,678	27,627
Consolidated	$782,437	$797,858

Segment EBIT:
U.S. & Canada	$54,072	$36,805
Latin America	6,208	12,599
EMEA	5,529	7,219
Other	(2,663)	1,872
Total Segment EBIT	$63,146	$58,495

Reconciliation of Segment EBIT to Net Loss:
Segment EBIT	$63,146	$58,495
Retained corporate costs	(31,884)	(31,878)
Impairment of goodwill (note 4)	(45,981)	—
Impairment of long-lived assets (notes 4, 5 & 15)	(19,171)	—
Fees associated with strategic initiative (1)	—	(2,341)
Organizational realignment	(3,341)	—
Debt refinancing fees	(525)	—
Interest expense	(22,510)	(21,979)
Provision for income taxes	(8,753)	(10,253)
Net loss	$(69,019)	$(7,956)

Depreciation & Amortization:
U.S. & Canada	$12,547	$13,358
Latin America	14,758	17,457
EMEA	6,845	7,412
Other	3,359	4,431
Corporate	1,537	1,675
Consolidated	$39,046	$44,333

Capital Expenditures:
U.S. & Canada	$8,464	$22,203
Latin America	16,090	13,527
EMEA	5,036	5,051
Other	488	745
Corporate	1,081	3,561
Consolidated	$31,159	$45,087

______________________________

(1) Legal and professional fees associated with a strategic initiative that was terminated during the third quarter of 2018.

December 31,
(dollars in thousands)	2019	2018
Segment Assets(1):
U.S. & Canada	$137,072	$152,168
Latin America	62,635	64,166
EMEA	45,454	46,576
Other	10,943	13,170
Consolidated	$256,104	$276,080

______________________________

(1) Segment assets are defined as net accounts receivable plus net inventory.

Geographic data for the U.S., Mexico and Other countries for 2019 and 2018 is presented below. Net sales are based on the geographical destination of the sale. The long-lived assets include net property, plant and equipment and operating lease right-of-use assets beginning January 1, 2019.

(dollars in thousands)	United States	Mexico	All Other	Consolidated
2019
Net sales	$485,443	$104,192	$192,802	$782,437
Long-lived assets	$124,062	$100,288	$64,259	$288,609

2018
Net sales	$480,868	$101,656	$215,334	$797,858
Long-lived assets	$99,135	$86,775	$79,050	$264,960

20.	Subsequent Event

On February 21, 2020, we signed an amendment to a lease in our EMEA segment that, among other things, extended the lease term ten years. This will result in an increase to our operating lease right-of-use assets and lease liabilities of approximately $17 million.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment management used the criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (the COSO framework) in 2013. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, that audited the Company’s Consolidated Financial Statements, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control

We implemented technology, processes and controls related to the global recording of ROU assets and lease liabilities in connection with the adoption of ASC 842, “Leases,” as described in Notes 2 and 15 of the financial statements. Otherwise, there have been no changes in our controls over financial reporting during the most recent fiscal year that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On February 21, 2020, William A. Foley notified the Company that he intends to retire from employment with the Company, with his last day of employment being February 29, 2020. Mr. Foley will continue to serve as chairman of the board of directors of the Company after his employment ends.

On February 23, 2020, the Board of Directors approved a new form of indemnity agreement (the “Indemnity Agreement”), which supersedes any prior form of indemnity agreement, and authorized the Company to enter into an indemnity agreement in substantially the form of the Indemnity Agreement with each of the Company’s directors and executive officers (each, an “Indemnitee”). The Indemnity Agreement requires the Company to indemnify each Indemnitee against certain liabilities that may arise by reason of the Indemnitee’s status as a director or executive officer of the Company, to advance expenses incurred as a result of a proceeding as to which the Indemnitee may be indemnified, and to maintain directors and officers insurance coverage for a period of six years after the date on which the Indemnitee separates from service, in all cases, subject to certain exceptions and limitations specified in the Indemnity Agreement. The Indemnity Agreement is intended to provide indemnification rights to each Indemnitee to the fullest extent permitted by the General Corporation Law of the State of Delaware and shall be in addition to any other rights the directors and executive officers may have under the Company’s certificate of incorporation and by-laws. The preceding description of the Indemnity Agreement does not purport to be complete and is qualified in its entirety by reference to the Indemnity Agreement, the form of which is filed as Exhibit 10.23 hereto and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to executive officers of Libbey is set forth in Libbey’s Proxy Statement for the 2020 annual meeting of stockholders under the caption “Libbey Executive Officers” and is hereby incorporated by reference. Information with respect to the members of the Board of Directors of Libbey is set forth in Libbey’s Proxy Statement for the 2020 annual meeting of stockholders under the caption “Libbey Board of Directors” and is hereby incorporated by reference. Certain information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to the Audit Committee members, the Audit Committee financial experts, and material changes in the procedures by which shareholders can recommend nominees to the Board of Directors is incorporated herein by reference to the information set forth under the captions “Libbey Board of Directors”, “What are the roles of the Board’s committees?” and “How do shareholders nominate candidates for the Board?” in the Proxy Statement.

Libbey’s Code of Business Ethics and Conduct applicable to its Directors, Officers (including Libbey’s principal executive officer and principal financial and accounting officer) and employees, as well as the Audit Committee Charter, Nominating and Governance Committee Charter, Compensation Committee Charter and Corporate Governance Guidelines are posted on Libbey’s website at www.libbey.com. Libbey’s Code of Business Ethics and Conduct is also available to any shareholder who submits a request in writing addressed to Jennifer M. Jaffee, Senior Vice President, General Counsel and Secretary, Libbey Inc., 300 Madison Avenue, P.O. Box 10060, Toledo, Ohio 43699-0060. If Libbey amends or waives any of the provisions of the Code of Business Ethics and Conduct applicable to the principal executive officer or principal financial and accounting officer, Libbey intends to disclose the subsequent information on Libbey’s website.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the captions “Who are the largest owners of Libbey stock?” and “How much stock do our directors and officers own?” in the Proxy Statement. Information regarding equity compensation plans is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated herein by reference to the information set forth under the captions “What are Libbey’s pre-approval policy and procedures?” and “What fees did Libbey pay to its auditors for fiscal 2019 and 2018?” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as part of this report:

1.	Consolidated financial statements:

2.	Financial Statement Schedules:

Not applicable

3.	Exhibit Index

The documents listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

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

4.3

Amendment No. 1 to Amended and Restated Credit Agreement dated as of January 14, 2011 among Libbey Glass Inc. and Libbey Europe B.V. as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.6 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

4.4

Amendment No. 2 to the Amended and Restated Credit Agreement dated as of April 29, 2011 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on May 3, 2011 and incorporated herein by reference).

4.5

Amendment No. 3 to Amended and Restated Credit Agreement dated as of September 14, 2011 among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.8 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

4.6

Amendment No. 4 to Amended and Restated Credit Agreement dated as of May 18, 2012 among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on May 18, 2012 and incorporated herein by reference).

4.7

Amendment No. 5 to Amended and Restated Credit Agreement dated as of April 9, 2014 among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on April 9, 2014 and incorporated herein by reference).

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

4.10

Amendment No. 6 to Amended and Restated Credit Agreement dated as of December 7, 2017 among Libbey Glass Inc. and Libbey Europe B.V., as borrowers, the other loan parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders with respect to the U.S. loans, and J.P. Morgan Europe Limited, as Administrative Agent for the Lenders with respect to the Netherlands loans (filed as Exhibit 4.1 to Libbey Inc.’s Current Report on Form 8-K filed on December 11, 2017 and incorporated herein by reference).

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

10.14

Form of Indemnity Agreement dated as of February 7, 2012 between Libbey Inc. and Stephanie A. Streeter (filed as Exhibit 10.25 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.15

Form of Change in Control Agreement dated as of August 1, 2012 (filed as Exhibit 10.1 to Libbey Inc.’s Current Report on Form 8-K filed on July 19, 2012 and incorporated herein by reference) (as to James C. Burmeister).

10.16

Letter agreement between Libbey Inc. and William A. Foley dated as of January 12, 2016 and revised as of February 9, 2016 (filed as Exhibit 10.22 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference).

S-K Item 601 No.	Document

10.17

Form of Change in Control Agreement dated as of November 13, 2017 (filed as Exhibit 10.1 to Libbey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference) (as to Sarah Zibbel).

10.18	Form of Change in Control Agreement dated as of March 25, 2019 (filed as Exhibit 10.2 to Libbey Inc.’s Current Report on Form 8-K filed on March 12, 2019 and incorporated herein by reference) (as to Michael P. Bauer).

10.19	Amended and Restated Libbey Inc. 2016 Omnibus Incentive Plan (filed as Appendix B to the Company’s Proxy Statement on Form DEF 14A filed on March 28, 2019 and incorporated herein by reference).

10.20	Line of credit between Crisa Libbey Mexico S. de R.L. de C.V. and Banco Santander Mexico, guaranteed by Libbey Mexico, S. de R.L. de C.V., dated as of June 17, 2019 (English translation of Spanish original) (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference).

10.21	Executive Severance Compensation Policy dated as of August 13, 2019 (filed as Exhibit 10.1 to Libbey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference).

10.22	Form of Change in Control Agreement dated as of December 1, 2019 (filed herein) (as to Juan Amezquita and Jennifer M. Jaffee).

10.23	Form of Indemnity Agreement dated as of February 23, 2020 between Libbey Inc. and the respective officers and directors identified on Appendix I thereto (filed herein).

21	Subsidiaries of the Registrant (filed herein).

23	Consent of Deloitte & Touche LLP (filed herein).

24	Power of Attorney (filed herein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

		By:	/s/ Juan Amezquita
Juan Amezquita
Senior Vice President, Chief Financial Officer
Date:	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature			Title

Michael P. Bauer			Chief Executive Officer

William A. Foley			Executive Chairman of the Board of Directors

John C. Orr			Lead Director

Carol B. Moerdyk			Director

Deborah G. Miller			Director

Ginger M. Jones			Director

Eileen A. Mallesch			Director

Steve H. Nave			Director

		By:	/s/ Juan Amezquita
Juan Amezquita
Attorney-In-Fact

		Date:	February 27, 2020
/s/ Juan Amezquita
Juan Amezquita
Senior Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date:	February 27, 2020