Form 10-Q
period 2020-03-31
LIBBEY INC
filed 2020-06-19
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

419-325-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	LBY(1)	NYSE American(1)

 (1) On June 1, 2020, the staff of NYSE Regulation, Inc. (“NYSE Regulation”) notified Libbey Inc. (the “Company”) that it would apply to the Securities and Exchange Commission (the “SEC”) to delist the Company’s common stock upon completion of all applicable procedures. Such application was filed on Form 25 by NYSE Regulation on June 10, 2020, and the delisting will be effective 10 days thereafter. The deregistration of the common stock under section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Upon deregistration of the common stock under Section 12(b) of the Exchange Act, the common stock will remain registered under Section 12(g) of the Exchange Act. Trading of the Company’s common stock now occurs on the OTC Pink marketplace under the symbol “LBYYQ.”

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

Common Stock, $.01 par value 22,667,869 shares at June 12, 2020

EXPLANATORY NOTE

Libbey Inc. is filing this quarterly report on Form 10-Q after the May 15, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 1, 2020, Libbey Inc. filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with its statements made in the Form 8-K, Libbey Inc. was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. The Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or June 29, 2020.

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Comprehensive Income (Loss)	4
Condensed Consolidated Balance Sheets	5
Condensed Consolidated Statements of Shareholders' Equity (Deficit)	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Qualitative and Quantitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	35
PART II — OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5. Other Information	40
Item 6. Exhibits	41
EXHIBIT INDEX	41
SIGNATURES	42

EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Libbey Inc.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2020	2019
Net sales	$150,521	$174,966
Freight billed to customers	643	683
Total revenues	151,164	175,649
Cost of sales	128,241	141,691
Gross profit	22,923	33,958
Selling, general and administrative expenses	26,514	32,580
Asset impairments	38,535	—
Income (loss) from operations	(42,126)	1,378
Other income (expense)	(10,652)	(1,584)
Loss before interest and income taxes	(52,778)	(206)
Interest expense	5,591	5,632
Loss before income taxes	(58,369)	(5,838)
Provision (benefit) for income taxes	20,379	(1,296)
Net loss	$(78,748)	$(4,542)

Net loss per share:
Basic	$(3.45)	$(0.20)
Diluted	$(3.45)	$(0.20)
Dividends declared per share	$—	$—

See accompanying notes

Libbey Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019

Net loss	$(78,748)	$(4,542)

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	4,850	777
Derivative instruments adjustments, net of tax	10,997	(3,054)
Foreign currency translation adjustments, net of tax	(1,637)	(26)
Other comprehensive income (loss), net of tax	14,210	(2,303)

Comprehensive income (loss)	$(64,538)	$(6,845)

See accompanying notes

Libbey Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$66,062	$48,918
Accounts receivable — net	61,919	81,307
Inventories — net	189,490	174,797
Prepaid and other current assets	18,008	17,683
Total current assets	335,479	322,705
Pension Asset	6,312	5,712
Purchased intangible assets — net	11,702	11,875
Goodwill	—	38,431
Deferred income taxes	—	24,747
Other assets	14,487	14,608
Operating lease right-of-use assets	69,761	54,686
Property, plant and equipment — net	229,645	233,923
Total assets	$667,386	$706,687

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$74,723	$79,262
Salaries and wages	18,444	30,188
Accrued liabilities	38,545	50,657
Accrued income taxes	338	382
Pension liability (current portion)	2,072	2,543
Non-pension post-retirement benefits (current portion)	3,808	3,817
Operating lease liabilities (current portion)	11,585	12,769
Long-term debt due within one year	18,124	16,124
Total current liabilities	167,639	195,742
Long-term debt	425,544	375,716
Pension liability	38,308	46,619
Non-pension post-retirement benefits	45,270	45,507
Noncurrent operating lease liabilities	64,520	48,323
Deferred income taxes	2,104	2,104
Other long-term liabilities	13,930	18,463
Total liabilities	757,315	732,474
Contingencies (Note 16)

Shareholders’ deficit:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,604,579 shares issued in 2020 (22,360,125 shares issued in 2019)	226	224
Capital in excess of par value	338,789	338,395
Retained deficit	(319,208)	(240,460)
Accumulated other comprehensive loss	(109,736)	(123,946)
Total shareholders' deficit	(89,929)	(25,787)
Total liabilities and shareholders' deficit	$667,386	$706,687

See accompanying notes

Libbey Inc.

Condensed Consolidated Statements of Shareholders' Equity (Deficit)

(dollars in thousands, except share amounts)

(unaudited)

Three months ended March 31, 2020	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2019	22,360,125	$224	$338,395	$(240,460)	$(123,946)	$(25,787)
Net loss				(78,748)		(78,748)
Other comprehensive income (loss)					14,210	14,210
Stock compensation expense			569			569
Stock withheld for employee taxes			(173)			(173)
Stock issued	244,454	2	(2)			—
Balance March 31, 2020	22,604,579	$226	$338,789	$(319,208)	$(109,736)	$(89,929)

Three months ended March 31, 2019	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2018	22,157,220	$222	$335,517	$(171,441)	$(114,405)	$49,893
Net loss				(4,542)		(4,542)
Other comprehensive income (loss)					(2,303)	(2,303)
Stock compensation expense			937			937
Stock withheld for employee taxes			(317)			(317)
Stock issued	116,348	1	(8)			(7)
Balance March 31, 2019	22,273,568	$223	$336,129	$(175,983)	$(116,708)	$43,661

See accompanying notes

Libbey Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(78,748)	$(4,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,845	9,931
Asset impairments	38,535	—
Loss on derivatives de-designated as hedging instruments	12,923	—
Change in accounts receivable	15,815	1,784
Change in inventories	(16,740)	(18,075)
Change in accounts payable	359	2,644
Accrued interest and amortization of discounts and finance fees	432	285
Pension & non-pension post-retirement benefits, net	367	(977)
Accrued liabilities & prepaid expenses	(24,308)	(12,054)
Income taxes	19,382	(3,516)
Cloud computing costs, net	(147)	(246)
Share-based compensation expense	534	942
Other operating activities	(3,145)	(81)
Net cash used in operating activities	(25,896)	(23,905)

Investing activities:
Cash paid for property, plant and equipment	(6,408)	(10,361)
Net cash used in investing activities	(6,408)	(10,361)

Financing activities:
Borrowings on Prepetition ABL Credit Facility	53,000	42,300
Repayments on Prepetition ABL Credit Facility	(2,000)	(16,800)
Other borrowings	2,000	—
Repayments on Prepetition Term Loan B	(1,100)	(1,100)
Taxes paid on distribution of equity awards	(173)	(317)
Debt refinancing costs	(1,350)	—
Net cash provided by financing activities	50,377	24,083

Effect of exchange rate fluctuations on cash	(929)	82
Increase (decrease) in cash	17,144	(10,101)

Cash & cash equivalents at beginning of period	48,918	25,066
Cash & cash equivalents at end of period	$66,062	$14,965

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$5,073	$5,147
Cash paid during the period for income taxes, net of refunds	$922	$1,151

See accompanying notes

Libbey Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.    Description of the Business and Basis of Presentation

Libbey is a leading global manufacturer and marketer of glass tableware products. We produce glass tableware in five countries and sell to customers in over 100 countries. We design and market, under our Libbey®, Libbey Signature®, Master's Reserve®, Crisa®, Royal Leerdam®, World® Tableware, Syracuse® China and Crisal Glass® brand names (among others), an extensive line of high-quality glass tableware, ceramic dinnerware and metal flatware for sale primarily in the foodservice, retail and business-to-business channels of distribution. Our salesforce presents our tabletop products to the global marketplace in a coordinated fashion. We own and operate two glass tableware manufacturing plants in the United States as well as glass tableware manufacturing plants in Mexico (Libbey Mexico), the Netherlands (Libbey Holland), Portugal (Libbey Portugal) and China (Libbey China). In addition, we import tabletop products from overseas in order to complement our line of manufactured items. The combination of manufacturing and procurement allows us to compete in the global tabletop market by offering an extensive product line at competitive prices.

Our website can be found at www.libbey.com. We make available, free of charge, at this website all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, as well as amendments to those reports. These reports are made available on our website as soon as reasonably practicable after their filing with, or furnishing to, the SEC and can also be found at www.sec.gov.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, Libbey or the Company) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The balance sheet at December 31, 2019, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial information included herein should be read in conjunction with our Consolidated Financial Statements in Item 8 of our Form 10-K for the year ended December 31, 2019.

Ability to Continue as a Going Concern

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. On June 1, 2020 (the “Petition Date”), the Company filed a petition for reorganization in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (see further description in note 2, Subsequent Event). The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our Chapter 11 proceedings. The risks and uncertainties surrounding the Chapter 11 Cases (as defined below), the events of default under our credit agreements, and the results of operations due to the spread of the COVID-19 (as defined below) pandemic impacting the Company’s business raise substantial doubt as to the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable, maintain profitability and successfully implement our Chapter 11 plan of reorganization. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and, therefore, not within our control, successful reorganization and emergence from bankruptcy cannot be considered probable and such plans do not alleviate substantial doubt about our ability to continue as a going concern.

2.    Subsequent Event - Chapter 11 Bankruptcy Filing

Chapter 11 Proceedings

On June 1, 2020, the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”) with the Bankruptcy Court. The Debtors’ Chapter 11 Cases are being jointly administered under the caption In re Libbey Glass Inc., et al., Case No. 20-11439 (LSS). Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/libbey.

The Debtors' filing of the Chapter 11 Cases constituted an event of default that accelerated the Debtor's obligations under the following debt instruments:

●

Amended and Restated Credit Agreement, dated as of February 8, 2010 (as amended, amended and restated or otherwise modified), among Libbey Glass, Libbey Europe B.V., a Netherlands corporation, the Company, the other subsidiaries of the Company party thereto, JPMorgan Chase Bank, N.A., as administrative agent with respect to the U.S. loans, J.P. Morgan Europe Limited, as administrative agent with respect to the Netherlands loans, the other titled agents party thereto and the lenders party thereto from time to time (the “Prepetition ABL Lenders”) (the “Prepetition ABL Credit Agreement”);

●

Credit Agreement, dated as of April 9, 2014 (as amended, amended and restated or otherwise modified), among Libbey Glass, the Company, the other subsidiaries of the Company party thereto, Cortland Capital Market Services LLC, as administrative agent (as successor to Citibank, N.A., in its capacities as administrative agent and collateral agent), and the lenders party thereto from time to time (the “Prepetition Term Loan B Credit Agreement”).

Due to the Chapter 11 Cases, the lenders’ ability to exercise certain remedies against the Debtors under their respective credit agreements was automatically stayed as of the Petition Date. Contemporaneous with the filing of the Chapter 11 Cases on the Petition Date, the Prepetition ABL Lenders agreed to forbear from exercising their rights and remedies under the Prepetition ABL Credit Agreement against the subsidiaries of the Company organized in the Netherlands party thereto.

Operation and Implications of the Chapter 11 Cases

The Debtors are authorized to continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession under the Bankruptcy Code, the Debtors may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Further, the Debtors filed a variety of “first day” motions with the Bankruptcy Court requesting permission to continue the Debtor’s business activities in the ordinary course. The Bankruptcy Court entered an order approving the Debtors’ “first day” motions on June 2, 2020, on an interim basis.

The Company’s financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the debtor-in-possession financing (the “DIP Financing”) described in note 5, the development of, and the Bankruptcy Court's approval of, a Chapter 11 plan of reorganization and our ability to successfully implement a restructuring transaction and Chapter 11 plan of reorganization and obtain new financing, among other factors. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Financing and applicable orders of the Bankruptcy Court), for amounts other than those reflected in the Company’s financial statements. Further, any restructuring plan may impact the amounts and classifications of assets and liabilities reported in our Condensed Consolidated Financial Statements.

Financing during the Chapter 11 Cases

For details on financing during the Chapter 11 Cases, see note 5, Borrowings, for discussion of the DIP Financing, which provides up to $160 million, exclusive of a portion of prepetition term loans to be rolled up in accordance with the terms of the DIP Term Loan (as defined below), in senior secured, super-priority financing, subject to the terms, conditions, and priorities set forth in the applicable definitive documentation and orders of the Bankruptcy Court.

Significant Bankruptcy Court Actions

On June 2, 2020 at the first-day hearings of the Chapter 11 Cases, the Bankruptcy Court issued certain interim and final orders related to the Debtors’ business. These orders authorized the Debtors to, among other things, enter into the DIP Financing (described in note 5), pay certain prepetition employee and retiree expenses and benefits, use their existing cash management system, maintain and administer certain customer programs, pay certain critical and foreign vendors and pay certain prepetition taxes and related fees. In addition, during the first-day hearings, the Bankruptcy Court set July 2, 2020 as the date for the second-day hearings in the Chapter 11 Cases. We expect that at the second-day hearings the Bankruptcy Court will consider issuing final orders related to the matters approved in the interim orders as well as certain other related matters. These orders are significant because they allow us to operate our businesses in the normal course.

NYSE American Listing Status

The Company’s common stock (the “Common Stock”) was previously traded on the NYSE American LLC (the “NYSE American”) exchange under the symbol “LBY.” On June 1, 2020, the staff of NYSE Regulation, Inc. (“NYSE Regulation”) suspended trading of the Common Stock on the NYSE American and notified the Company that NYSE Regulation would file a delisting application with the SEC to delist the Common Stock from the NYSE American. NYSE Regulation filed such delisting application on Form 25 on June 10, 2020, and the delisting will be effective 10 days thereafter. Our Common Stock began trading on the OTC Pink marketplace under the symbol “LBYYQ” on June 2, 2020. The Company can provide no assurance that the Common Stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the Common Stock on this market, whether the trading volume of the Common Stock will be sufficient to provide for an efficient trading market or whether quotes for the Common Stock will continue on this market in the future. The transition to over-the-counter markets will not affect the Company’s business operations or its SEC reporting requirements and does not conflict with or cause an event of default under any of the Company’s material debt or other agreements. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by the holders of the Company’s equity securities as a result of the Chapter 11 Cases. The Company expects that its equity holders will experience a complete loss on their investment, depending on the outcome of the Chapter 11 Cases.

3.    Significant Accounting Policies

Cloud Computing Arrangements

At March 31, 2020 and December 31, 2019, the net book value of our implementation costs for hosted cloud computing arrangements included $0.3 million in prepaid and other current assets for both periods, as well as $7.1 million and $6.5 million, respectively, in other assets on the Condensed Consolidated Balance Sheets. Amortization expense for the three-month periods ended March 31, 2020 and 2019 was immaterial.

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Stock-based compensation expense	$534	$942

New Accounting Standards

Each change to U.S. GAAP is established by the Financial Accounting Standards Board (“FASB”) in the form of an Accounting Standards Update (“ASU”) to the FASB’s Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and either were determined to be not applicable or are expected to have minimal impact on the Company’s Condensed Consolidated Financial Statements.

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

4.    Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	March 31, 2020	December 31, 2019
Accounts receivable:
Trade receivables	$60,892	$79,829
Other receivables	1,027	1,478
Total accounts receivable, less allowances of $7,961 and $10,803	$61,919	$81,307

Inventories:
Finished goods	$172,097	$157,348
Work in process	1,465	1,183
Raw materials	4,081	4,008
Repair parts	9,996	10,254
Operating supplies	1,851	2,004
Total inventories, less loss provisions of $7,693 and $7,750	$189,490	$174,797

Accrued liabilities:
Accrued incentives	$12,052	$24,337
Other accrued liabilities	26,493	26,320
Total accrued liabilities	$38,545	$50,657

5.    Borrowings

Prepetition Debt

Prepetition borrowings consist of the following:

			March 31,	December 31,
(dollars in thousands)	Interest Rate	Maturity Date (1)	2020	2019
Prepetition ABL Credit Facility	floating (2)	December 7, 2022	$68,052	$17,386
Prepetition Term Loan B	floating (3)	April 9, 2021	374,700	375,800
Mexico working capital line of credit	LIBOR + 3.2% (4)	December 14, 2020	2,000	—
Total borrowings			444,752	393,186
Less — unamortized discount and finance fees			1,084	1,346
Total borrowings — net			443,668	391,840
Less — long term debt due within one year			18,124	16,124
Total long-term portion of borrowings — net			$425,544	$375,716

________________________

(1)

The filing of our Bankruptcy Petitions constituted an event of default with respect to our Prepetition Term Loan B and Prepetition ABL Credit Facility. The Mexico working capital line of credit was fully repaid and terminated on June 2, 2020.

(2)

The interest rate for the Prepetition ABL Credit Facility is comprised of several different borrowings at various rates. The weighted average rate of all Prepetition ABL Credit Facility borrowings was 2.37 percent at March 31, 2020.

(3)

We have entered into interest rate swaps that effectively fix a series of our future interest payments on a portion of the Prepetition Term Loan B debt. See interest rate swaps in note 9 for additional details. The Prepetition Term Loan B floating interest rate was 4.01 percent at March 31, 2020.

(4)	The interest rate at March 31, 2020 was 4.27 percent.

The Prepetition ABL Credit Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, are applied against the $100.0 million limit. At March 31, 2020, $15.0 million in letters of credit and other reserves were outstanding. Remaining unused availability under the Prepetition ABL Credit Facility was $5.4 million at March 31, 2020, compared to $68.2 million at December 31, 2019.

Subsequent Event - Debtor-in-Possession Financing

Debtor-in-Possession Credit Facilities

The Company has obtained new debtor-in-possession financing consisting of a senior secured asset based revolving credit facility (the “DIP ABL Credit Facility”), and a senior secured super-priority multi-draw term loan facility (the “DIP Term Loan”), and together, collectively, the (“DIP Facilities”).

The DIP Facilities are subject to final approval by the Bankruptcy Court and are subject to customary conditions precedent.

The DIP ABL Credit Facility

On June 3, 2020, Libbey Glass Inc. and Libbey Europe B.V., as borrowers (the “ABL Borrowers”), entered into the Debtor-In-Possession Credit Agreement (the “DIP ABL Credit Agreement”) with the guarantors party thereto, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. The lenders under the DIP ABL Credit Agreement are the same as the existing lenders under the Prepetition ABL Credit Agreement.

The DIP ABL Credit Facility provides for a secured debtor-in-possession revolving credit facility in an aggregate principal amount of up to $100.0 million, subject to a borrowing base comprised of certain inventory and accounts receivables, largely consistent with the borrowing base under the Prepetition ABL Credit Facility.

As a result of the filing of the Chapter 11 Cases, all derivative contracts were terminated. Those Terminated Swap Obligations (as defined in the DIP ABL Credit Agreement) remain outstanding; however such amounts do not reduce the borrowing capacity of the DIP ABL Credit Facility.

Loans under the DIP ABL Credit Facility bear interest, at the option of the ABL Borrowers, of either (1) the Adjusted LIBO Rate (as defined in the DIP ABL Credit Agreement), subject to a 1.00 percent floor, plus 3.50 percent per annum or (2) the CB Floating Rate (as defined in the DIP ABL Credit Agreement) plus 2.50 percent per annum. Terminated Swap Obligations (as defined in the DIP ABL Credit Agreement) bear interest, at the option of the ABL Borrowers of either (i) the Adjusted LIBO Rate, subject to a 1.00 percent floor, plus 4.50 percent per annum or (2) the CB Floating Rate plus 3.50 percent per annum. The DIP ABL Credit Facility matures on the earliest of (a) the date that is one hundred eighty (180) days after the Petition Date, (b) the consummation of a sale of all or substantially all of the Debtors’ assets, (c) if the Final Financing Order (as defined in the DIP ABL Credit Agreement) has not been entered, the date that is thirty-five (35) days after the Petition Date (or such later date to which the deadline for the entry of the Final Financing Order may be extended), (d) the effective date of a reorganization plan, (e) the maturity date (as defined in the DIP Term Loan Agreement) or (f) any earlier date on which the borrowings are permanently reduced to zero or otherwise terminated pursuant to the terms of the DIP ABL Credit Agreement.

Certain advances under the DIP ABL Credit Facility include the repayment (or deemed repayment) of certain Prepetition ABL Credit Facility obligations with a corresponding dollar-for-dollar increase in the DIP ABL Credit Facility and the assumption or deemed re-issuance of Letters of Credit, Banking Services Obligations and Swap Obligations (as each term is defined in the Prepetition ABL Credit Agreement). Letters of Credit and other reserves are applied against the $100.0 million borrowing limit. The DIP ABL Credit Agreement requires that all other proceeds or advances under the DIP ABL Credit Facility be used only for ordinary course general corporate and working capital purposes, costs of administration of the Chapter 11 Cases, certain professional fees and fees and expenses relating to the DIP Facilities, in each case, in accordance with a cash flow budget that will be updated periodically, subject to certain permitted variances.

The DIP ABL Credit Facility has:

●	a senior lien on Prepetition ABL Priority Collateral (as defined in the Interim Order),

●	a priority lien on 100 percent of the equity of the foreign subsidiaries,

●	a priority lien on certain foreign collateral, and

●	a junior lien on Prepetition Term Loan Priority Collateral (as defined in the Interim Order).

DIP Term Loan

On June 3, 2020, the Company, Libbey Glass Inc., as borrower, the other Debtors, the other guarantors party thereto, Cortland Capital Market Services LLC, as administrative agent and collateral agent, and the lenders party thereto from time to time entered into the Superpriority Secured Debtor-In-Possession Credit Agreement (the “DIP Term Loan Credit Agreement” and, together with the DIP ABL Credit Agreement, the “DIP Credit Agreements”). The lenders under the DIP Term Loan Credit Agreement are certain lenders under the Prepetition Term Loan B Credit Agreement.

The DIP Term Loan is a multi-draw senior secured debtor-in-possession facility comprised of $60.0 million in new money term loans and a “roll-up” of outstanding prepetition term loan obligations of an aggregate amount of $60.0 million. A draw in the principal amount of $30.0 million was made available upon entry of the interim order by the Bankruptcy Court (the “Interim Order”) on June 3, 2020, with the remaining amount to become available upon entry of a final order by the Bankruptcy Court (the “Final Order”).

The DIP Term Loan bears interest at a percentage per annum equal to: (i) for Eurocurrency Rate Loans, the Eurocurrency Rate (as defined in the DIP Term Loan Credit Agreement), subject to a 1.00 percent floor, plus 11.00 percent and (ii) for Base Rate Loans, the Base Rate (as defined in the DIP Term Loan Credit Agreement), subject to a 2.00 percent floor, plus 10.00 percent. The Roll-Up Loans (as defined in the DIP Term Loan Credit Agreement) bear interest at a percentage per annum equal to: (i) for Eurocurrency Rate Loans, (A) the Eurocurrency Rate, subject to a 1.00 percent floor, plus 1.00 percent payable in cash plus (B) 2.00 percent paid-in-kind (PIK) and (ii) for Base Rate Loans, (A) the Base Rate, subject to a 2.00 percent floor, plus 0.00 percent payable in cash plus (B) 2.00 percent PIK.

The DIP Term Loan matures on the earliest of (i) thirty-five (35) days following the Petition Date, or such later date as agreed to by the Required Lenders (as defined in the DIP Term Loan Credit Agreement) if the Final Order shall not have been entered by such date, (ii) the effective date of any Chapter 11 reorganization plan of any Debtor, (iii) the date on which all or substantially all of the assets of the Debtors are sold in a sale under a Chapter 11 plan or pursuant to Section 363 of the Bankruptcy Code, (iv) one hundred eighty (180) days following the Petition Date, and (v) the date that all loans shall become due and payable in full in accordance with the terms of the DIP Term Loan Credit Agreement.

The DIP Term Loan has:

●	a senior lien on the Prepetition Term Loan B Priority Collateral (as defined in the Interim Order),

●	a junior lien on 100 percent of the equity in the foreign subsidiaries,

●	a junior lien on certain foreign collateral, and

●	a junior lien on the Prepetition ABL Priority Collateral (as defined in the Interim Order).

The DIP Facilities

The DIP Facilities contain customary representations, warranties and covenants that are typical and customary for debtor-in-possession facilities of this type, including, but not limited to specified restrictions on indebtedness, liens, guarantee obligations, mergers, acquisitions, consolidations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, and compliance with case milestones. The DIP Credit Agreements also contain customary events of default, including as a result of certain events occurring in the Chapter 11 Cases.

On June 3, 2020, the Bankruptcy Court approved an Interim Order authorizing the Debtors to pay certain fees related to the DIP Facilities in accordance with the applicable commitment and fee letters.

These DIP Facilities, coupled with our normal operating cash flows, are providing liquidity to support operations and our continued service of customers and end users globally during the court-supervised process.

The foregoing summaries of the DIP Facilities do not purport to be complete descriptions and are qualified in their entirety by reference to the complete text of both the DIP Term Loan Credit Agreement and the DIP ABL Credit Agreement, which were filed with a Current Report on Form 8-K on June 9, 2020, as Exhibit 4.1 and Exhibit 4.2, respectively, and incorporated herein by reference.

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

Our effective tax rate was (34.9) percent for the three months ended March 31, 2020, compared to 22.2 percent for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020, was negative because the Company recorded positive tax expense despite incurring an overall pretax loss. This occurred because the Company recorded valuation allowances against the deferred tax assets in all of the jurisdictions in which it operates. These valuation allowances resulted from Management's conclusion that the Company is not more likely than not to realize future tax benefits from deferred tax assets due to Management's opinion that there is substantial doubt that the Company will be able to continue as a going concern within one year of the date of the financial statements.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. We believe that our tax reserves related to uncertain tax positions are adequate at this time.

7.    Pension and Non-pension Post-retirement Benefits

The components of our net pension expense, including the SERP (supplemental employee retirement plan), are as follows:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$858	$783	$372	$259	$1,230	$1,042
Interest cost	2,952	3,382	841	769	3,793	4,151
Expected return on plan assets	(5,164)	(5,193)	—	—	(5,164)	(5,193)
Amortization of unrecognized:
Prior service cost (credit)	—	—	(49)	(50)	(49)	(50)
Actuarial loss	1,857	1,087	228	103	2,085	1,190
Pension expense	$503	$59	$1,392	$1,081	$1,895	$1,140

We have contributed $1.0 million of cash to our pension plans for the three months ended March 31, 2020. Pension contributions for the remainder of 2020 are estimated to be $1.6 million.

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Three months ended March 31,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$110	$110	$—	$—	$110	$110
Interest cost	396	469	7	9	403	478
Amortization of unrecognized:
Prior service (credit)	(71)	(70)	—	—	(71)	(70)
Actuarial (gain)	(62)	(82)	(19)	(18)	(81)	(100)
Non-pension post-retirement benefit expense	$373	$427	$(12)	$(9)	$361	$418

Our 2020 estimate of non-pension cash payments is $3.9 million, of which we have paid $0.8 million for the three months ended March 31, 2020.

8.    Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
(dollars in thousands, except earnings per share)	2020	2019
Numerator for earnings per share:
Net loss that is available to common shareholders	$(78,748)	$(4,542)

Denominator for basic earnings per share:
Weighted average shares outstanding	22,820,119	22,262,565

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	—
Adjusted weighted average shares and assumed conversions	22,820,119	22,262,565

Basic loss per share	$(3.45)	$(0.20)

Diluted loss per share	$(3.45)	$(0.20)

Anti-dilutive shares excluded from computation of diluted loss per share	1,771,269	1,483,470

When applicable, diluted shares outstanding is calculated using the weighted-average number of common shares outstanding plus the dilutive effects of equity-based compensation outstanding during the period using the treasury stock method.

9.    Derivatives

We utilize derivative financial instruments to hedge certain interest rate risks associated with our long-term debt and commodity price risks associated with forecasted future natural gas requirements. Prior to March 31, 2020, these derivatives qualified for hedge accounting since the hedges were highly effective, and we designated and documented contemporaneously the hedging relationships involving these derivative instruments. Due to the Company's credit risk profile and changes in the probability of the forecasted transactions being hedged, we concluded we no longer met the criteria for the application of hedge accounting as of March 31, 2020. As a result, amounts related to the hedging relationship previously recorded in AOCI were reclassified to earnings. In addition, the filing of the Chapter 11 Cases resulted in the termination of all our derivative contracts.

The counterparties for the derivative agreements are rated BBB+ or better as of March 31, 2020, by Standard & Poor’s.

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

		Fair Value of Derivative Assets
(dollars in thousands)	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments:
Natural gas contracts	Other assets	$47	—
Total undesignated derivative assets		$47	$—

		Fair Value of Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$—	$2,931
Interest rate swaps	Other long-term liabilities	—	11,632
Natural gas contracts	Accrued liabilities	—	836
Natural gas contracts	Other long-term liabilities	—	3
Total designated derivative liabilities		$—	$15,402

Derivatives not designated as hedging instruments:
Interest rate contract	Accrued liabilities	4,446	—
Interest rate contract	Other long-term liabilities	8,056	—
Natural gas contracts	Accrued liabilities	468	—
Total undesignated derivative liabilities		12,970	—
Total derivative liabilities		$12,970	$15,402

The following table presents cash settlements (paid) received related to the below derivatives:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Natural gas contracts	$(617)	$128
Interest rate swaps	(529)	344
Total	$(1,146)	$472

The following table provides a summary of the impacts of derivative gain (loss) on the Condensed Consolidated Statements of Operations and other comprehensive income (OCI):

		Three months ended March 31,
(dollars in thousands)	Location	2020	2019
Derivative gain (loss) recognized into OCI:
Natural gas contracts	OCI	$(199)	$(37)
Interest rate swaps	OCI	1,273	(3,478)
Total		$1,074	$(3,515)

Derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$(617)	$128
Interest rate swaps	Interest expense	(788)	355
Total		$(1,405)	$483

Derivatives de-designated as hedging instruments:
Derivative gain (loss) recognized in current earnings:
Interest rate swaps	Other income (expense)	$(12,502)	$—
Natural gas contracts	Other income (expense)	(421)	—
Total		$(12,923)	$—

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

The following table presents the notional amount of our natural gas derivatives on the Condensed Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	March 31, 2020	December 31, 2019
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	3,060,000	2,460,000

Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. At March 31, 2020, we evaluated our natural gas hedging relationships and, based on the Company's credit risk, concluded that it was no longer probable that we had an effective hedging relationship. As a result, amounts previously deferred in AOCI were reclassified to earnings, resulting in $0.4 million of expense recognized in other income (expense). See note 15, Other Income (Expense).

Interest Rate Swaps

The table below lists the interest rate swaps we executed as part of our risk management strategy to mitigate the risks associated with the fluctuating interest rates under our Prepetition Term Loan B. Prior to March 31, 2020, the interest rate swaps effectively converted a portion of our Prepetition Term Loan B debt from a variable interest rate to a fixed interest rate, thus reducing the impact of interest rate changes on future income.

Swap execution date	Effective date	Expiration date	Notional amount	Fixed swap rate
April 1, 2015	January 11, 2016	January 9, 2020	$220.0 million	4.85%
September 24, 2018	January 9, 2020	January 9, 2025	$200.0 million	6.19	% (1)

________________________

(1)	Includes a LIBOR portion that is fixed at 3.19 percent plus the credit spread.

Our interest rate swaps are valued using the market standard methodology of netting discounted expected future variable cash receipts, the discounted future fixed cash payments, and credit risk of both the counterparties and the Company. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves.

At March 31, 2020, our remaining interest rate swaps no longer qualified to be designated as a cash flow hedge under FASB ASC 815, “Derivatives and Hedging.” Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Due to the Company's credit risk profile and changes in the probability of the forecasted transactions no longer occurring, we concluded we no longer met the criteria for the application of hedge accounting as of March 31, 2020. As a result, amounts previously deferred in AOCI were reclassified to earnings, resulting in $12.5 million of expense recognized in other income (expense). See note 15, Other Income (Expense).

10.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

Three months ended March 31, 2020 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2019	$(25,147)	$(11,432)		$(87,367)		$(123,946)

Amounts recognized into AOCI	(1,637)	1,074		—		(563)
Currency impact	—	—		2,253		2,253
Amounts reclassified from AOCI	—	1,405	(1)	1,884	(2)	3,289
Amounts reclassified from AOCI for derivatives de-designated	—	12,923	(3)	—		12,923
Tax effect	—	(4,405)		713		(3,692)
Other comprehensive income (loss), net of tax	(1,637)	10,997		4,850		14,210
Balance on March 31, 2020	$(26,784)	$(435)		$(82,517)		$(109,736)

Three months ended March 31, 2019 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2018	$(23,240)	$(2,866)		$(88,299)		$(114,405)

Amounts recognized into AOCI	244	(3,515)		—		(3,271)
Currency impact	—	—		34		34
Amounts reclassified from AOCI	—	(483)	(1)	970	(2)	487
Tax effect	(270)	944		(227)		447
Other comprehensive income (loss), net of tax	(26)	(3,054)		777		(2,303)
Balance on March 31, 2019	$(23,266)	$(5,920)		$(87,522)		$(116,708)

_________________________

(1)

We reclassified natural gas contracts through cost of sales and the interest rate swaps through interest expense on the Condensed Consolidated Statements of Operations. See note 9 for additional information.

(2)

We reclassified the net pension and non-pension post-retirement benefits amortization and settlement charges through other income (expense) on the Condensed Consolidated Statements of Operations. See note 7 for additional information.

(3)	Libbey de-designated the interest rate swaps and natural gas swaps as of March 31, 2020, as the transactions were no longer probable of occurring. Amounts were reclassified to other income (expense). See note 9 for additional information.

11.    Segments

Our segments are U.S. and Canada; Latin America; Europe, the Middle East and Africa (EMEA); and Other. Segment results are based primarily on the geographical destination of the sale. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

U.S. & Canada—includes sales of manufactured glassware products and sourced tableware having an end-market destination in the U.S and Canada, excluding glass products for Original Equipment Manufacturers (OEM), which remain in the Latin America segment.

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

The accounting policies of the reportable segments are the same as those for the Company. We do not have any customers who represent 10 percent or more of total sales. Inter-segment sales are consummated at arm’s length and are reflected at end-market reporting below.

	Three months ended March 31,
(dollars in thousands)	2020	2019
Net Sales:
U.S. & Canada	$95,876	$109,906
Latin America	26,643	30,401
EMEA	25,280	28,042
Other	2,722	6,617
Consolidated	$150,521	$174,966

Segment EBIT:
U.S. & Canada	$6,898	$9,797
Latin America	4,521	649
EMEA	(1,610)	(50)
Other	(1,372)	(1,152)
Total Segment EBIT	$8,437	$9,244

Reconciliation of Segment EBIT to Net Loss:
Segment EBIT	$8,437	$9,244
Retained corporate costs	(7,198)	(9,450)
Asset impairments (note 17)	(38,535)	—
Fees associated with strategic initiative	(406)	—
Debt refinancing & prepetition reorganization charges (note 15)	(3,356)	—
Workforce reduction	(517)	—
Loss on derivatives de-designated as hedging instruments	(12,923)	—
Employee benefit liability adjustment (1) (note 15)	1,720	—
Interest expense	(5,591)	(5,632)
(Provision) benefit for income taxes	(20,379)	1,296
Net loss	$(78,748)	$(4,542)

Depreciation & Amortization:
U.S. & Canada	$2,963	$3,133
Latin America	3,368	3,780
EMEA	1,314	1,699
Other	823	882
Corporate	377	437
Consolidated	$8,845	$9,931

Capital Expenditures:
U.S. & Canada	$4,287	$3,384
Latin America	904	4,191
EMEA	1,190	2,346
Other	24	259
Corporate	3	181
Consolidated	$6,408	$10,361

______________________

(1) Relates to a post-employment benefit liability adjustment within the U.S. & Canada segment that was not related to current period operations and, therefore, excluded from Segment EBIT.

12.    Revenue

Our primary source of revenue is the sale of glass tableware products manufactured within a Libbey facility as well as globally sourced tabletop products, including glassware, ceramicware, metalware and others. Adjustments related to revenue recognized in prior periods was not material for the three months ended March 31, 2020 and 2019. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Foodservice	$55,326	$70,817
Retail	50,651	55,573
Business-to-business	44,544	48,576
Consolidated	$150,521	$174,966

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

13.    Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability)	March 31, 2020				December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$—	$(421)	$(421)	$—	$(839)	$—	$(839)
Interest rate swaps	—	—	(12,502)	(12,502)	—	(14,563)	—	(14,563)
Net derivative asset (liability)	$—	$—	$(12,923)	$(12,923)	$—	$(15,402)	$—	$(15,402)

The fair values of our commodity futures natural gas contracts are determined using observable market inputs and credit risk of both the counterparties and the Company. The fair value of our interest rate swaps is based on the market standard methodology of netting discounted expected future variable cash receipts, the discounted future fixed cash payments, and credit risk of both the counterparties and the Company. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as trading levels of our currently traded outstanding debt, credit ratings and collateral values, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2020, we determined that the effect of credit valuation adjustments on the valuation of our derivative positions was significant to the overall valuation. We recorded a credit value adjustment of $9.7 million to the overall valuation of the Company’s interest rate swaps and natural gas contracts. As a result, we concluded our derivative valuations would be classified in Level 3 of the fair value hierarchy at March 31, 2020.

On January 1, 2020, we had no derivatives positions for which the Company utilized significant Level 3 inputs to determine fair value. During the three months ended March 31, 2020, we concluded our derivative positions previously categorized as Level 2 now meet the criteria for a Level 3 classification transfer. The Company recognizes transfers into and out of the levels indicated above at the end of a reporting period. There were no other Level 3 activities to reconcile during the period. At March 31, 2020, the ending balance in the Level 3 fair value hierarchy was a $12.9 million net derivative liability.

The commodity futures natural gas contracts and interest rate swaps are hedges of either recorded assets or liabilities or anticipated transactions. Changes in values of the underlying hedged assets and liabilities or anticipated transactions are not reflected in the above table.

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

	Fair Value	March 31, 2020		December 31, 2019
(dollars in thousands)	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Prepetition Term Loan B	Level 2	$374,700	$168,615	$375,800	$304,398

The fair value of our Prepetition Term Loan B has been calculated based on quoted market prices for the same or similar issues, and the fair value of our Prepetition ABL Credit Facility and Mexico working capital line of credit approximate carrying value due to variable rates. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short-term nature.

14.     Leases

Globally, we lease certain warehouses, office space, showrooms, manufacturing and office equipment, automobiles and outlet stores. Many of the real estate leases contain one or more options to renew, with renewal options that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our discretion and is not reasonably certain at lease commencement. During the first quarter of 2020, we signed an amendment to a lease that, among other things, extended the term of a real estate lease ten years.

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the balance sheet:

(dollars in thousands)	March 31, 2020	December 31, 2019
2020 (remainder of year as of March 31, 2020)	$11,027	$14,970
2021	13,401	11,255
2022	12,380	9,987
2023	11,731	9,283
2024	10,332	8,005
2025 and thereafter	29,797	15,768
Total minimum lease payments	88,668	69,268
Less: interest	(12,563)	(8,176)
Present value of future minimum lease payments	76,105	61,092
Less: lease liabilities (current portion)	(11,585)	(12,769)
Noncurrent lease liabilities	$64,520	$48,323

15.     Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Gain (loss) on currency transactions	$4,779	$(1,163)
Pension and non-pension benefits, excluding service cost	(916)	(406)
Loss on derivatives de-designated as hedging instruments (note 9)	(12,923)	—
Debt refinancing fees	(2,088)	—
Prepetition reorganization charges	(1,268)	—
Employee benefit liability adjustment	1,720	—
Other non-operating income (expense)	44	(15)
Other income (expense)	$(10,652)	$(1,584)

16.    Contingencies

Legal Proceedings

From time to time we are identified as a “potentially responsible party” (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and/or similar state laws that impose liability without regard to fault for costs and damages relating to the investigation and cleanup of contamination resulting from releases or threatened releases of hazardous substances. We are also subject to similar laws in some of the countries where our facilities are located. Our environmental, health and safety department monitors compliance with applicable laws on a global basis.

Although we cannot predict the ultimate outcome of these proceedings, we believe that these environmental proceedings will not have a material adverse impact on our financial condition, results of operations or liquidity. There were no significant changes to our environmental legal proceedings since December 31, 2019. Please refer to Part II, Item 8. “Financial Statements and Supplementary Data,” note 17, Contingencies, included in our 2019 Annual Report on Form 10-K for a more complete discussion.

On June 1, 2020, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed by operation of Section 362(a) of the Bankruptcy Code (see further description in note 2, Subsequent Event).

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes.

17.     Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	Three months ended March 31, 2020
Beginning balance December 31, 2019	$11,875
Amortization	(38)
Impairment (see below)	(104)
Foreign currency impact	(31)
Ending balance March 31, 2020	$11,702

Purchased intangible assets are composed of the following:

(dollars in thousands)	March 31, 2020	December 31, 2019
Indefinite life intangible assets	$10,983	$11,104
Definite life intangible assets, net of accumulated amortization of $20,486 and $20,507	719	771
Total	$11,702	$11,875

Indefinite life intangible assets are composed of trade names and trademarks that have an indefinite life and are therefore individually tested for impairment on an annual basis, or more frequently in certain circumstances where impairment indicators arise, in accordance with FASB ASC 350. As of March 31, 2020, we tested Libbey Holland's indefinite life intangible asset (Royal Leerdam® trade name) for impairment using a relief from royalty method to determine the fair market value that was then compared to the carrying value of the asset. The sales forecast for Royal Leerdam® branded product was lowered due to declining demand as a result of COVID-19 and macroeconomic uncertainty in the near-term. As a result, the estimated fair value was determined to be lower than the carrying value, and we recorded a non-cash impairment charge of $0.1 million during the first quarter of 2020 in our EMEA reporting segment. The inputs used for this analysis are considered Level 3 inputs in the fair value hierarchy (see note 13). With the Royal Leerdam® trade name fair value equaling its carrying value at March 31, 2020, there is potential of future impairment for the remaining intangible asset balance of $0.8 million if the demand does not recover in future periods as expected.

The remaining definite life intangible asset at March 31, 2020 consists of customer relationships that is amortized over a period of 20 years with a remaining life of 4.8 years. The future annual amortization expense remains unchanged from what was disclosed in the Form 10-K for the year ended December 31, 2019.

Goodwill

Changes in goodwill balances are as follows:

(dollars in thousands)	U.S. & Canada	Latin America	Total
Beginning balance December 31, 2019:
Goodwill	$43,872	$125,681	$169,553
Accumulated impairment losses	(5,441)	(125,681)	(131,122)
Net beginning balance	38,431	—	38,431
Impairment (see below)	(38,431)	—	(38,431)
Ending balance March 31, 2020:
Goodwill	43,872	125,681	169,553
Accumulated impairment losses	(43,872)	(125,681)	(169,553)
Net ending balance	$—	$—	$—

Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The inputs used for this analysis are considered Level 2 and Level 3 inputs in the fair value hierarchy. See note 13 for further discussion of the fair value hierarchy.

As part of our on-going assessment of goodwill at March 31, 2020, we determined that a triggering event occurred due to a significant reduction in demand during the quarter and the high level of macroeconomic uncertainty in the near-term. Additionally, the Company's low share price and lower trading value of the Prepetition Term Loan B caused valuation limitations; thus, an interim impairment test was performed as of March 31, 2020. As the impairment testing indicated that the carrying value of the U.S. & Canada reporting unit exceeded its fair value, we recorded a non-cash impairment charge of $38.4 million during the first quarter of 2020. After recording the impairment charge, there is no longer any goodwill on the balance sheet.

When performing our test for impairment, we measured each reporting unit's fair value using a combination of “income” and “market” approaches on a shipping point basis. The income approach calculates the fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third-party buyer. Significant estimates in the income approach include the following: discount rate; expected financial outlook and profitability of the reporting unit's business; and foreign currency impacts (Level 3 inputs). Discount rates use the weighted average cost of capital for companies within our peer group, adjusted for specific company risk premium factors. The market approach uses the “Guideline Company” method, which calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. Significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, assessing comparable multiples, as well as consideration of control premiums (Level 2 inputs). The blended approach assigns a 70 percent weighting to the income approach and 30 percent to the market approach (Level 3 input). The higher weighting is given to the income approach due to some limitations of publicly available peer information used in the market approach. The blended fair value of both approaches is then compared to the carrying value, and to the extent that fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the fair value, an impairment is recorded.

As a result of the factors noted above, we also evaluated the fair value of the long-lived assets for each of our asset groups noting there were no indications of impairment as of March 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 and supplemented in Part II, Item 1A. “Risk Factors” of this report.

Voluntary Reorganization under Chapter 11

On the Petition Date, the Debtors filed Bankruptcy Petitions with the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code.

We are currently operating our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and pursuant to orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief requested by the Debtors enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders of the Bankruptcy Court, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the prepetition claims of certain of our vendors. For goods and services provided following the Petition Date, we intend to pay vendors in full under normal terms.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined or stayed the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults under the Debtors’ funded debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code.

For the duration of the Debtors’ Chapter 11 Cases, the Debtors’ operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process, as described in Part II, Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, assets, and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, assets, and liquidity and capital resources following the Chapter 11 process.

The Debtors’ Chapter 11 Cases are being jointly administered under the caption In re Libbey Glass Inc., et al., Case No. 20-11439 (LSS). Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/libbey.

Exclusivity; Plan of Reorganization

Under the Bankruptcy Code, we currently have the exclusive right to file a plan of reorganization under Chapter 11 through and including 120 days after the Petition Date, and to solicit acceptances of such plan through and including 180 days after the Petition Date. These deadlines may be extended with the approval of the Bankruptcy Court.

We plan to emerge from our Chapter 11 Cases after we obtain approval from the Bankruptcy Court for a Chapter 11 plan of reorganization. Among other things, a Chapter 11 plan of reorganization will determine the rights and satisfy the claims of our creditors and security holders. The terms and conditions of a Chapter 11 plan of reorganization will be determined through negotiations with our creditors and, possibly, decisions by the Bankruptcy Court.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders.   The Company expects that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11 and that existing equity holders will not receive consideration in respect of their equity interests.  Moreover, under the Bankruptcy Code, a plan of reorganization can be confirmed by the Bankruptcy Court, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests.

For more information on the Chapter 11 Cases and related matters, refer to note 2, Subsequent Event - Chapter 11 Bankruptcy Filing, and note 5, Borrowings, in the Condensed Consolidated Financial Statements.

Results of Consolidated Operations

Overview

The first half of 2020 has been challenging for a majority of businesses throughout the world, including Libbey. The coronavirus 2019 (COVID-19) pandemic began in late 2019 and has since resulted in a global health crisis that has negatively impacted businesses, economies and financial markets worldwide. Global economies are facing record-high unemployment levels, collapsing business and consumer confidence, and historic recession levels driven by quarantines and lockdowns instituted throughout the world. The United States has entered into a recession as a result of COVID-19, with consumer spending expected to remain low as social distancing and high unemployment continue. China's outlook continues to decline as a result of economic uncertainties, trade disputes with the United States and lower consumer confidence as consumers are concerned with a second wave of COVID-19 infections. Europe's and Mexico's economies have also declined as COVID-19 has negatively hit their tourist sectors, as well as severely impacted supply chains and reduced both domestic and external demand. Management expects these trends, and the challenging environment experienced to date, to continue through the second half of 2020 and likely beyond.

As a result of the volatile conditions we experienced in the first quarter of 2020, our net sales were $150.5 million, 14.0 percent lower than the prior-year quarter, or 13.2 percent lower on a constant currency basis. The reduction in net sales was driven by lower volume, and unfavorable impacts from channel mix and currency, partially offset by favorable price and mix of product sold. We recorded a net loss of $78.7 million for the three months ended March 31, 2020, compared to a net loss of $4.5 million in the prior-year quarter. The $74.2 million increase in net loss for the current quarter was primarily driven by a $38.4 million non-cash goodwill impairment charge in our U.S. and Canada segment, an additional $21.7 million of income tax expense primarily due to recording valuation allowances against net deferred tax assets in all jurisdictions, and $12.9 million of loss on derivatives de-designated as hedging instruments. In addition, we experienced reduced profitability throughout the Company as a result of COVID-19 related closures of our manufacturing and distribution operations and demand reductions; the negative impacts on our sales margins and manufacturing activity were partially offset by lower selling, general and administrative spend as a result of controlled spending.

As a result of the effect of COVID-19 on our expected future operating cash flows, we drew $40.0 million on our Prepetition ABL Credit Facility, furloughed certain employees, implemented temporary salary reductions for non-furloughed employees, and adjusted our capital spending to align with the needs of the business, including the delaying of some work on our enterprise resource planning implementation, to address liquidity concerns. In addition, we have temporarily reduced or suspended our manufacturing and distribution operations at several of our facilities in North America & elsewhere to comply with government orders and to protect the safety of our employees. Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Company cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on the business. The Company continues to take actions, subject to approval of the Bankruptcy Court, designed to mitigate the adverse effects of this rapidly changing market environment.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company's payment of employer payroll taxes after enactment, otherwise due in 2020, will be delayed, with 50 percent due by December 31, 2021, and the remaining 50 percent by December 31, 2022. The Company continues to evaluate the potential applicability and related impact of the CARES Act. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2020.

See note 11, Segments, for details on how we report and define our segments.

Results of Operations

The following table presents key results of our operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(dollars in thousands, except percentages and per-share amounts)	2020	2019
Net sales	$150,521	$174,966
Gross profit	$22,923	$33,958
Gross profit margin	15.2%	19.4%
Income (loss) from operations (IFO)	$(42,126)	$1,378
IFO margin	(28.0)%	0.8%
Net loss	$(78,748)	$(4,542)
Net loss margin	(52.3)%	(2.6)%
Diluted net loss per share	$(3.45)	$(0.20)
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (1) (non-GAAP)	$10,084	$9,725
Adjusted EBITDA margin (1) (non-GAAP)	6.7%	5.6%

_________________________

(1)

We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net loss to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the “Reconciliation of Net Loss to Adjusted EBITDA” and “Non-GAAP Measures” sections below in the Discussion of First Quarter 2020 Compared to First Quarter 2019.

Discussion of First Quarter 2020 Compared to First Quarter 2019

Net Sales

The following table summarizes net sales by operating segment:

Three months ended March 31,			Increase/(Decrease)			Constant Currency Sales
(dollars in thousands)	2020	2019	$ Change	% Change	Currency Effects	Growth (Decline) (1)
U.S. & Canada	$95,876	$109,906	$(14,030)	(12.8)%	$(6)	(12.8)%
Latin America	26,643	30,401	(3,758)	(12.4)%	(474)	(10.8)%
EMEA	25,280	28,042	(2,762)	(9.8)%	(748)	(7.2)%
Other	2,722	6,617	(3,895)	(58.9)%	(83)	(57.6)%
Consolidated	$150,521	$174,966	$(24,445)	(14.0)%	$(1,311)	(13.2)%

_________________________

(1)

We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the “Non-GAAP Measures” section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the first quarter of 2020 were $95.9 million, compared to $109.9 million in the first quarter of 2019, a decrease of 12.8 percent. The decrease in net sales was driven by lower volume and unfavorable channel mix, partially offset by favorable price and mix of product sold versus the prior-year quarter. Net sales in all three channels decreased in the first quarter of 2020 compared to prior year, as impacts from the COVID-19 pandemic resulted in the closure of many retail stores and restaurants by the middle of March, resulting in many customers delaying or cancelling purchases. Knapp-Track and Blackbox (third-party research firms) reported approximately 30 percent declines in foodservice traffic in the month of March, and as a result, our foodservice channel net sales decreased $9.9 million versus the prior-year quarter. Our business-to-business and retail channel net sales also declined $3.7 million and $0.4 million, respectively.

Net Sales — Latin America

Net sales in Latin America in the first quarter of 2020 were $26.6 million, compared to $30.4 million in the first quarter of 2019, a decrease of 12.4 percent (a decrease of 10.8 percent excluding currency fluctuation). The decrease in net sales is primarily attributable to lower volumes as a result of COVID-19, partially offset by favorable price and mix of product sold. Net sales decreased across all three channels in the first quarter of 2020 compared to the prior-year quarter, as retail channel net sales decreased $2.3 million, foodservice channel net sales decreased $0.9 million and business-to-business channel net sales decreased $0.5 million.

Net Sales — EMEA

Net sales in EMEA in the first quarter of 2020 were $25.3 million, compared to $28.0 million in the first quarter of 2019, a decrease of 9.8 percent (a decrease of 7.2 percent excluding currency fluctuation). The net sales decrease is primarily attributable to lower volumes and an unfavorable currency impact of $0.7 million, partially offset by favorable price and mix of product sold. Net sales in the retail channel decreased $1.9 million, and net sales in foodservice decreased $1.4 million, both attributable to lower volumes as a result of COVID-19. The business-to-business channel experienced higher sales volumes, driving a net sales increase of $0.6 million versus the prior-year quarter.

Gross Profit

Gross profit decreased to $22.9 million in the first quarter of 2020, compared to $34.0 million in the prior-year quarter. The primary drivers of the $11.0 million reduction were an unfavorable net sales impact of $6.1 million, and unfavorable manufacturing activity of $4.8 million (primarily related to furnace rebuilds in both Toledo and Holland, as well as discretionary downtime taken to control inventories). Manufacturing activity includes the impact of fluctuating production activities from all facilities globally (including downtime, efficiency and utilization) and repairs and maintenance. The net sales impact equals net sales less the associated inventory at standard cost rates.

Income (Loss) From Operations

Income (loss) from operations for the quarter ended March 31, 2020, decreased $43.5 million to ($42.1) million, compared to $1.4 million in the prior-year quarter. The unfavorable change in income (loss) from operations was primarily driven by the $38.4 million non-cash goodwill impairment charge in the U.S. and Canada segment, as well as the $11.0 million reduction in gross profit (discussed above), partially offset by reduced selling, general and administrative expenses of $6.1 million. The favorable change in selling, general and administrative expenses was driven by reduced spend in the following areas: marketing expense of $2.0 million, incentive and equity-based compensation of $1.7 million, salaries of $0.9 million and research and development expenses of $0.6 million.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of ($78.7) million, or ($3.45) per diluted share, in the first quarter of 2020, compared to a net loss of ($4.5) million, or ($0.20) per diluted share, in the prior-year quarter. The unfavorable change in net loss and diluted net loss per share is due to the factors discussed in Income (Loss) From Operations above, as well as, additional income tax expenses of $21.7 million, $12.9 million of loss on derivatives de-designated as hedging instruments and $3.4 million of debt refinancing and prepetition reorganization charges. Partially offsetting this was a favorable change of $5.9 million in other income (expense) attributable to foreign currency impacts. The Company's effective tax rate was (34.9) percent for the first quarter of 2020, compared to 22.2 percent in the prior-year quarter. The key driver of the change in the effective tax rate was the establishment of valuation allowances against all net deferred tax asset balances in all jurisdictions during the first quarter of 2020. Management determined that there is substantial doubt that Libbey will continue as a going concern within one year of the financial statement date which led to a judgement that the Company is not more likely than not to realize tax benefits from these deferred tax assets.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended March 31,				Segment EBIT Margin
(dollars in thousands)	2020	2019	$ Change	2020		2019
U.S. & Canada	$6,898	$9,797	$(2,899)	7.2%		8.9%
Latin America	$4,521	$649	$3,872	17.0%		2.1%
EMEA	$(1,610)	$(50)	$(1,560)	(6.4%	)	(0.2%)

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

For the three months ended March 31, 2020, Segment EBIT excludes the following: U.S. & Canada - $38.4 million non-cash goodwill impairment charge, $0.2 million of loss on derivatives de-designated as hedging instruments, and ($1.7) million employee benefit liability adjustment; Latin America - $0.2 million of loss on derivatives de-designated as hedging instruments; and EMEA - $0.1 million non-cash asset impairment charge.

Segment EBIT — U.S. & Canada

Segment EBIT was $6.9 million in the first quarter of 2020, compared to $9.8 million in the first quarter of 2019. Segment EBIT as a percentage of net sales decreased to 7.2 percent for 2020, compared to 8.9 percent in 2019. The $2.9 million decrease in Segment EBIT was driven primarily by an unfavorable sales impact of $3.6 million, largely attributed to the impact of the COVID-19 pandemic, and unfavorable manufacturing activity of $2.7 million (including downtime of $4.1 million primarily related to a furnace rebuild in Toledo), partially offset by reduced selling, general and administration expense of $2.6 million (including $1.1 million of less marketing expense) and $1.3 million less in warehousing and other distribution costs.

Segment EBIT — Latin America

Segment EBIT increased to $4.5 million in the first quarter of 2020, from $0.6 million in the first quarter of 2019. Segment EBIT as a percentage of net sales increased to 17.0 percent for 2020, compared to 2.1 percent in 2019. The primary drivers of the $3.9 million increase were favorable impacts of $4.4 million from currency and $0.4 million from utilities, partially offset by $1.1 million unfavorable sales impact.

Segment EBIT — EMEA

Segment EBIT decreased to ($1.6) million in the first quarter of 2020, compared to ($0.1) million in the first quarter of 2019. Segment EBIT as a percentage of net sales decreased to (6.4) percent for 2020, from (0.2) percent in 2019. The majority of the $1.6 million decrease in Segment EBIT was driven by unfavorable manufacturing activity of $2.1 million (primarily due to a furnace rebuild in Holland), partially offset by reduced selling, general and administrative expense of $0.7 million.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased by $0.4 million to $10.1 million in the first quarter of 2020, compared to $9.7 million in the first quarter of 2019. As a percentage of net sales, our Adjusted EBITDA margin was 6.7 percent for the first quarter of 2020, compared to 5.6 percent in the year-ago quarter. The key contributors to the increase in Adjusted EBITDA were reduced selling, general and administrative spend of $6.1 million (including $2.0 million less of marketing expense, $1.7 million of less incentive and equity-based compensation, and $0.9 million less of labor costs), a favorable currency impact of $5.2 million and less warehousing and distribution costs of $1.4 million. Partially offsetting the favorable items are an unfavorable sales impact of $6.1 million and $5.6 million of unfavorable manufacturing activity (primarily related to furnace rebuilds). Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted below in the “Reconciliation of Net Loss to Adjusted EBITDA.”

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended March 31,
(dollars in thousands)	2020	2019
Net loss (U.S. GAAP)	$(78,748)	$(4,542)
Add:
Interest expense	5,591	5,632
Provision (benefit) for income taxes	20,379	(1,296)
Depreciation and amortization	8,845	9,931
Add: Special items before interest and taxes:
Fees associated with strategic initiative	406	—
Asset impairments (see note 17)	38,535	—
Workforce reduction	517	—
Debt refinancing & prepetition reorganization charges	3,356	—
Loss on derivatives de-designated as hedging instruments	12,923	—
Employee benefit liability adjustment	(1,720)	—
Adjusted EBITDA (non-GAAP)	$10,084	$9,725

Net sales	$150,521	$174,966
Net loss margin (U.S. GAAP)	(52.3)%	(2.6)%
Adjusted EBITDA margin (non-GAAP)	6.7%	5.6%

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

Capital Resources and Liquidity

Prepetition Overview

Historically, cash flows generated from operations, cash on hand and our borrowing capacity under our Prepetition ABL Credit Facility have enabled us to meet our cash requirements, including capital expenditures and working capital requirements. Under the Prepetition ABL Credit Facility at March 31, 2020, we had $68.1 million of outstanding borrowings, including $40.0 million of borrowings on March 19, 2020, and $15.0 million outstanding in letters of credit and other reserves, resulting in $5.4 million of unused availability. The Mexico working capital line of credit had borrowings of $2.0 million at March 31, 2020 and was subsequently repaid and terminated on June 2, 2020. In addition, we had $66.1 million of cash on hand at March 31, 2020, compared to $48.9 million of cash on hand at December 31, 2019. Of our total cash on hand at March 31, 2020, and December 31, 2019, $31.5 million and $37.3 million, respectively, were held in foreign subsidiaries. We plan to indefinitely reinvest the excess of the amount for financial reporting over the tax basis of investments in our European and Mexican operations to support ongoing operations, capital expenditures and debt service. All other earnings may be distributed to the extent allowable under local laws. Our Chinese subsidiaries' cash and cash equivalents balance was $17.4 million as of March 31, 2020. Local People's Republic of China (“PRC”) law currently limits distribution of this cash as a dividend; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

Postpetition Overview

As a result of the commencement of the Chapter 11 Cases on June 1, 2020, we are operating as debtors-in-possession pursuant to orders issued by the Bankruptcy Court and under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 filings, we intend to de-lever our balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as debtors-in-possession, certain of our activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee we will successfully agree upon a viable plan of reorganization with our various stakeholders or reach any such agreement in the time frame that is acceptable to the Bankruptcy Court. See note 2 for additional information.

The filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined or stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Contemporaneous with the filing of the Chapter 11 Cases on the Petition Date, the Prepetition ABL Lenders agreed to forbear from exercising their rights and remedies under the Prepetition ABL Credit Agreement against the subsidiaries of the Company organized in the Netherlands party thereto.

The Bankruptcy Court has approved payment of certain prepetition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, as well as payments to certain vendors. Despite the liquidity provided by our existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

The Bankruptcy Court approved interim orders on June 2, 2020 authorizing us to access interim relief in connection with the DIP Financing and to pay certain fees in connection with the DIP Financing, as described in more detail in note 5 to our Condensed Consolidated Financial Statements entitled “Borrowings.” The DIP Financing provides for $160.0 million in senior secured, super-priority financing, exclusive of a portion of prepetition term loans to be rolled up in accordance with the terms of the DIP Term Loan. We cannot be certain that the Bankruptcy Court will approve final orders authorizing entry into future DIP financing arrangements.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred professional fees and other costs in connection with our Chapter 11 proceedings. During the quarter ended March 31, 2020, the Company recognized $1.3 million in prepetition restructuring expenses related to the Chapter 11 Cases.

We are unable to predict when we will emerge from Chapter 11 because it is contingent upon numerous factors, many of which are out of our control. Major factors include obtaining the Bankruptcy Court’s approval of a Chapter 11 plan of reorganization, which will enable us to transition from Chapter 11 into ordinary course operations outside of bankruptcy. We also may need to obtain a new credit facility, or “exit financing.” Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases as well as the general global economic downturn due to the recent outbreak of COVID-19. The Chapter 11 plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed.

Our primary sources of liquidity are cash flows generated from operations and availability under our DIP Facilities. Subsequent to and during pendency of the Chapter 11 Cases, we expect that our primary liquidity requirements will be to fund operations and make required payments under our DIP Facilities. Our ability to meet the requirements of our DIP Credit Agreements will be dependent on our ability to generate sufficient cash flows from operations.

Our sales and operating results tend to be stronger in the last three quarters of each year and weaker in the first quarter of each year, primarily due to the impact of consumer buying patterns and production activity. This seasonal pattern causes cash provided by operating activities to be higher in the second half of the year and lower during the first half of the year. Based on current financial projections, we expect to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations, satisfy our interest and principal payment obligations on our DIP Facilities and pay administrative expenses, including professional fees while under Chapter 11. However, should the Chapter 11 Cases take longer than anticipated or should our financial results be materially and negatively impacted by the COVID-19 pandemic, we may be required to seek additional sources of liquidity. There can be no assurance that we will be able to obtain such liquidity on terms favorable to us, if at all. Our ability to obtain liquidity may also be impacted by our obligation to comply with certain covenants under the DIP Facilities, including restrictions on incurring additional indebtedness.

Supply Chain Financing

Libbey Mexico has an agreement with a third-party administrator to allow participating suppliers that voluntarily decide to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We have no economic interest in the sale of these receivables and no direct relationship with financial institutions regarding this service. Our obligations to suppliers, including amounts due and scheduled payment terms, are not impacted. All outstanding balances under the program are recorded in accounts payable on our condensed consolidated balance sheets.

In April 2020, Libbey Mexico entered into an additional agreement with the financial institution whereby certain accounts payable recorded under the program, originally due between April 1 - June 30, 2020, can be extended an additional 120 days for an upfront fee.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Trade Working Capital

The following table summarizes our Trade Working Capital(1):

(dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Accounts receivable — net	$61,919	$81,307	$81,917
Inventories — net	189,490	174,797	209,868
Less: Accounts payable	74,723	79,262	75,366
Trade Working Capital (1) (non-GAAP)	$176,686	$176,842	$216,419

_________________________

(1)	Trade Working Capital is defined as net accounts receivable plus net inventories less accounts payable.

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

Trade Working Capital (as defined above) was $176.7 million at March 31, 2020, a decrease of $0.2 million from December 31, 2019. Inventories increased $14.7 million during the first quarter of 2020 driven by the normal seasonality of our business and by softer sales experienced during the month of March as a result of the COVID-19 pandemic. In addition, accounts receivable was also affected by softer sales in the latter half of the quarter, decreasing $19.4 million. Accounts payable was $74.7 million at March 31, 2020, or a decrease of $4.5 million. In addition, the impact of currency (primarily driven by the peso) has decreased total Trade Working Capital by $1.9 million at March 31, 2020 in comparison to December 31, 2019.

Trade Working Capital was $39.7 million lower than the March 31, 2019 balance of $216.4 million and was driven by lower inventories and accounts receivable. Inventories were $20.4 million lower year-over-year driven by the dedicated efforts to reduce our inventory levels during 2019 by taking discretionary production downtime. In addition, accounts receivable was reduced by $20.0 million driven by softer sales demand in 2020 primarily attributable to the COVID-19 pandemic.

Borrowings

Prepetition Debt

We had total borrowings of $444.8 million and $393.2 million at March 31, 2020, and December 31, 2019, respectively. Contributing to the $51.6 million increase in borrowings were a $50.7 million increase in borrowings under our Prepetition ABL Credit Facility and $2.0 million in borrowings under the Mexico working capital line of credit, partially offset by $1.1 million in a quarterly amortization payment under our Prepetition Term Loan B.

During the quarter ended March 31, 2020, there were no significant events that occurred with respect to our debt structure. The filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined or stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.  Refer to note 2 in our Condensed Consolidated Financial Statements entitled “Subsequent Event - Bankruptcy Filing” and note 5 entitled “Borrowings” for further details regarding our prepetition debt.

The following table presents our total prepetition borrowings:

(dollars in thousands)	Interest Rate	Maturity Date (1)	March 31, 2020	December 31, 2019
Prepetition ABL Credit Facility	floating (2)	December 7, 2022	$68,052	$17,386
Prepetition Term Loan B	floating (3)	April 9, 2021	374,700	375,800
Mexico working capital line of credit	LIBOR + 3.2% (4)	December 14, 2020	2,000	—
Total borrowings			444,752	393,186
Less — unamortized discount and finance fees			1,084	1,346
Total borrowings — net (5)			$443,668	$391,840

_________________________

(1)

The filing of our Bankruptcy Petitions constituted an event of default with respect to our Prepetition Term Loan B and Prepetition ABL Credit Facility. See “Subsequent Event - Debtor-in-Possession Financing” in note 5 to the Condensed Consolidated Financial Statements.  The Mexico working capital line of credit was fully repaid and terminated on June 2, 2020.

(2)

The interest rate for the Prepetition ABL Credit Facility is comprised of several different borrowings at various rates. The weighted average rate of all Prepetition ABL Credit Facility borrowings was 2.37 percent at March 31, 2020.

(3)	See “Derivatives” below and note 9 to the Condensed Consolidated Financial Statements.
(4)	The interest rate at March 31, 2020 was 4.27 percent.
(5)	Total borrowings — net includes long-term debt due within one year and long-term debt as stated in our Condensed Consolidated Balance Sheets.

Of our total borrowings, $244.8 million, or approximately 55.0 percent, were subject to variable interest rates at March 31, 2020, as a result of converting $200.0 million of Prepetition Term Loan B debt to a fixed rate using interest rate swaps. The swaps became effective in January 2020 and maintain a 6.19 percent fixed interest rate. The swaps were terminated as part of the Chapter 11 Cases. For further discussion on our interest rate swaps, see note 9 to the Condensed Consolidated Financial Statements. A change of one percentage point in such rates would result in a change in interest expense of approximately $2.4 million on an annual basis.

Cash Flow

	Three months ended March 31,
(dollars in thousands)	2020	2019
Net cash used in operating activities	$(25,896)	$(23,905)
Net cash used in investing activities	$(6,408)	$(10,361)
Net cash provided by financing activities	$50,377	$24,083

Our net cash used in operating activities was ($25.9) million in the first three months of 2020, compared to ($23.9) million in the first three months of 2019, an unfavorable cash flow impact of $2.0 million. Contributing to the reduction in cash flow from operations were an unfavorable change in operating earnings and higher incentive compensation and customer incentive payments, partially offset by a favorable impact of $13.1 million related to Trade Working Capital (accounts receivable, inventories and accounts payable).

Our net cash used in investing activities was $6.4 million and $10.4 million in the first three months of 2020 and 2019, respectively, in each case representing capital expenditures.

Net cash provided by financing activities was $50.4 million in the first three months of 2020, compared to $24.1 million in the year-ago quarter. The primary driver of the $26.3 million change was the increase in the net proceeds drawn on the Prepetition ABL Credit Facility of $25.5 million in the first three months of 2020, including $40.0 million drawn in response to the effect of COVID-19 on our expected future operating cash flows.

Free Cash Flow

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Three months ended March 31,
(dollars in thousands)	2020	2019
Net cash used in operating activities	$(25,896)	$(23,905)
Net cash used in investing activities	(6,408)	(10,361)
Free Cash Flow (1) (non-GAAP)	$(32,304)	$(34,266)

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

Our Free Cash Flow was ($32.3) million during the first three months of 2020, compared to ($34.3) million in the first three months of 2019, a favorable change of $2.0 million. The primary contributors to this change are the same 1:1 relationship as the comparable cash flow impact from operating activities and the favorable change of $4.0 million in investing activities, as discussed above.

Derivatives

We use natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts is to limit the fluctuations in prices paid due to price movements in the underlying commodity. We consider our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combine the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments are determined from market quotes, and credit risk of both the counterparties and the Company. At March 31, 2020, we had commodity contracts for 3,060,000 MMBTUs of natural gas with a fair market value of a $0.4 million liability. We have hedged a portion of our forecasted transactions through December 2021. At December 31, 2019, we had commodity forward contracts for 2,460,000 MMBTUs of natural gas with a fair market value of a $0.8 million liability. The counterparties for these derivatives are well established financial institutions rated BBB+ or better as of March 31, 2020, by Standard & Poor’s.

We have interest rate swap agreements in place to fix certain interest payments of our current and future floating rate Prepetition Term Loan B debt. The first interest rate swap maintained a fixed interest rate of 4.85 percent, including the credit spread, on $220.0 million of our current Prepetition Term Loan B debt and matured on January 9, 2020. Two additional interest rate swaps, with a combined notional amount of $200.0 million, became effective in January 2020, when the first swap matured. These two new swaps in essence extended the first swap, have a term of January 2020 to January 2025, and carry a fixed interest rate of 6.19 percent, including credit spread. At March 31, 2020, the Prepetition Term Loan B debt held a floating interest rate of 4.01 percent. The counterparties held a Standard & Poor's rating of BBB+ or better as of March 31, 2020.

The fair market value of our interest rate swaps is based on the market standard methodology of netting the discounted expected future variable cash receipts, the discounted future fixed cash payments, and credit risk of both the counterparties and the Company. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreements was a $12.5 million liability at March 31, 2020, and a $14.6 million liability at December 31, 2019.

Due to the Company's credit risk profile and changes in the probability of the forecasted transactions being hedged, we concluded we no longer met the criteria for the application of hedge accounting as of March 31, 2020. As a result, amounts related to the hedging relationship previously recorded in AOCI were reclassified to earnings. All derivative contracts were terminated due to our Chapter 11 filing.

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

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and costs, alternative uses for the assets, remaining useful lives of assets and estimated proceeds from disposal of the assets. However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions.

During the first quarter of 2020, management decided to perform an impairment assessment for each asset group of Libbey due to the decrease in demand over the course of the quarter and resulting lowering of the 2020 forecast in each business unit primarily due to the market disruptions caused by COVID-19. The resulting assessments did not indicate any asset group was impaired.

On February 18, 2019, the Board of Directors of Libbey approved a plan to pursue strategic alternatives with respect to our business in the PRC, including the sale or closure of our manufacturing and distribution facility located in Langfang, PRC. The Board’s decision supports our ongoing efforts to optimize our manufacturing and supply network to deliver customer value and achieve our strategic objectives, including deployment of our capital to better drive shareholder value. This decision by the Board of Directors may result in changes in our business plans or management’s intentions regarding future utilization of the related assets. We continue to monitor the alternatives being considered by management as changes in strategy or alternatives available may result in future impairment charges.

We also tested the Libbey Holland reporting unit's fixed assets under FASB ASC 360, as of March 31, 2020, as this reporting unit has a history of operating losses and our long-term plan indicates this trend will continue in the near term before turning positive. While the current long-term forecast does not indicate an impairment, the forecast is dependent on specific management actions. We continue to monitor this reporting unit. Should management decide not to take these actions, or the returns derived from such actions be less favorable than forecasted, there could be an impairment trigger which may result in an impairment charge.

Goodwill & Other Purchased Intangible Assets

In the first quarter of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The significant reduction in demand during the quarter and the high level of near-term macroeconomic uncertainty in addition to the valuation limitations from the Company’s low share price and lower trading value of the Prepetition Term Loan B caused the Company to perform an interim goodwill impairment test as of March 31, 2020.

When performing our test for impairment, we measure each reporting unit’s fair value using a combination of “income” and “market” approaches on a shipping point basis. The income approach calculates the estimated fair value of the reporting unit based on a discounted cash flow analysis, incorporating the weighted average cost of capital of a hypothetical third-party buyer, adjusted for specific company risk premium factors. Significant estimates in the income approach include the following: discount rate; expected financial outlook and profitability of the reporting unit’s business; and foreign currency impacts. For our interim test, the cash flow forecasts of the reporting unit were based upon management’s near-term and long-term views of our markets and represent the forecasts used by senior management and the Board of Directors to operate the business during the COVID-19 pandemic and evaluate operating performance. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists.

The market approach uses the “Guideline Company” method, which calculates the fair value of the reporting unit based on a comparison of the reporting unit to comparable publicly traded companies. Significant estimates in the market approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, assessing comparable multiples, as well as consideration of control premiums. The blended approach assigns a 70 percent weighting to the income approach and 30 percent to the market approach. The higher weighting is given to the income approach due to some limitations of publicly available peer information used in the market approach. The blended fair value of both approaches is then compared to the carrying value, and to the extent that estimated fair value exceeds the carrying value, no impairment exists. However, to the extent the carrying value exceeds the estimated fair value, an impairment is recorded.

As a result, the impairment testing indicated that the carrying value of the U.S. & Canada reporting unit exceeded its estimated fair value, and we recorded a non-cash impairment charge of $38.4 million during the first quarter of 2020. After recording the impairment charge, there is no longer any goodwill on the balance sheet.

In conjunction with the goodwill impairment testing as of March 31, 2020, we also tested our indefinite life intangible assets for impairment. We used a relief from royalty method to determine the fair market value that was then compared to the carrying value of the indefinite life intangible asset. The estimated fair value of Libbey Holland’s Royal Leerdam® trade name was determined to be lower than the carrying value, and we recorded a non-cash impairment charge of $0.1 million during the first quarter of 2020 in our EMEA reporting segment.

With the Royal Leerdam® trade name fair value equaling its carrying value at March 31, 2020, there is a potential of future impairment for the remaining intangible asset balance of $0.8 million if there is further degradation in the estimated value of the brand.

No impairments were indicated for the other indefinite lived trade names recorded on the balance sheet as of March 31, 2020.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for customer deductions based on historical collection and write-off experience. Additional allowances would be required if the financial conditions of our customers deteriorated. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The potential for bad debt write-offs has increased in the current economic environment due to the negative impacts of the COVID-19 pandemic. While no significant increases to the allowance for doubtful accounts were made in the first quarter of 2020, we continue to monitor the collection of customer receivables and the potential need for additional reserves and write-offs.

Inventory Valuation

We establish inventory reserves for excess and obsolete inventory. We regularly review inventory to evaluate continued demand and identify any obsolete or excess quantities of inventory. We record a provision for the difference between excess and obsolete inventory and its estimated net realizable value. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The potential for excess inventory provisions have increased in the current economic environment due to the negative impacts of the COVID-19 pandemic. While no significant excess or obsolete inventory provisions were recorded in the first quarter of 2020, as inventory levels are being actively managed to levels currently deemed appropriate, we continue to monitor the reasonableness of the reserve levels.

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. See note  6, Income Taxes, to the Condensed Consolidated Financial Statements for a detailed discussion on tax contingencies.

New Accounting Standards

See note 3 of the Condensed Consolidated Financial Statements for a summary of the new accounting standards.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Although most of our salaried employees began working remotely in mid-March 2020 due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

Information concerning litigation and other contingencies is described in note 16, Contingencies, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report, which is incorporated herein by reference. The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. Please refer to Part II, Item 8. “Financial Statements and Supplementary Data,” note 7, Income Taxes, included in our 2019 Annual Report on Form 10-K for a more complete discussion.

Item 1A.	Risk Factors

Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

We are supplementing our Risk Factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 with the following risk factors:

The COVID-19 pandemic has materially adversely affected, and will continue to materially adversely affect, our business, financial condition, liquidity and results of operations.

The coronavirus disease 2019 (“COVID-19”) pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets and has adversely affected our access to and cost of financing.

Our business, financial condition, liquidity and operating results have been, and will continue to be, adversely affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has caused a widespread increase in unemployment and is expected to result in reduced consumer spending and economic slowdown or recession. Substantially all our revenue is generated from sales of our products into the foodservice, hospitality and retail industries, and our business, as well as that of our customers, is negatively affected during times of lower consumer discretionary spending and high unemployment.

COVID-19, and measures taken by governments and organizations to contain its effects, have already caused, and will likely continue to cause, disruption to our operations, supply chain and the business and operations of the industries we serve. Such disruption may continue or increase in the future, and limits the ability of our manufacturing facilities, distribution facilities, partners, vendors and customers to operate efficiently or at all and could result in further reduced sales and profitability.

Our customers are vulnerable to reduced foodservice and hospitality industry patronage as well as periods of economic slowdown or recession and increased unemployment. Furthermore, many restaurants, hotels and other hospitality providers have temporarily or permanently closed and more may close in the near future in light of the COVID-19 pandemic.

In response to the COVID-19 pandemic, we temporarily reduced or suspended our manufacturing and distribution operations at several of our facilities in North America and elsewhere to comply with governmental orders related to the COVID-19 pandemic and to protect the safety of our employees, and in-line with the lower demand profile for our products. We also borrowed additional funds under our Prepetition ABL Credit Facility, extended certain repayment obligations under our senior secured credit agreement, furloughed certain employees, implemented temporary salary reductions for non-furloughed employees to address liquidity concerns, and commenced the Chapter 11 Cases. If the COVID-19 pandemic and government measures intended to slow the spread of COVID-19 continue to result in long-term continued disruptions to our operations and the operations of the foodservice and hospitality industries, our business, financial condition, liquidity and results of operations will be further significantly negatively affected, which may impact our ability to comply with the terms and conditions of the DIP Credit Agreements, our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and the cost, duration and outcome of the Chapter 11 Cases.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, and the other risks described below, among other risks. The full extent to which the COVID-19 pandemic will impact our results is unknown and evolving, and will depend on future developments, which are highly uncertain and cannot be predicted. These include the severity, duration and spread of COVID-19, the success of actions taken by governments and health organizations to combat the disease and treat its effects, and the extent to which, and the timing of, general economic and operating conditions recover.

The Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We engaged financial and legal advisors to assist us in, among other things, analyzing various potential alternatives to address our liquidity and capital structure. These efforts led to the commencement of the Chapter 11 Cases in the Bankruptcy Court on the Petition Date.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our management may be required to spend a significant amount of time and effort managing the bankruptcy process instead of focusing exclusively on our business operations. Bankruptcy protection and operating as debtors-in-possession also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the pendency of the Chapter 11 Cases, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, which may cause, among other things, our suppliers, vendors, counterparties and service providers to renegotiate the terms of our agreements, attempt to terminate their relationship with us or require financial assurances from us. Although we remain committed to providing safe, reliable operations and we believe that we have sufficient resources to do so, customers may lose confidence in our ability to provide them the level of service they expect, resulting in a significant decline in our revenues, profitability and cash flow.

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

Throughout the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy proceedings. These risks include the following:

●	our ability to continue as a going concern;

●	our ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

●	our ability to obtain court approval with respect to motions filed in the Chapter 11 Cases from time to time;

●	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

●	our ability to maintain contracts that are critical to our operations;

●	our ability to develop and execute our business plan;

●	our ability to attract, motivate and retain key employees;

●

our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Agreements and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;

●	our ability to maintain strategic control as debtors-in-possession during the pendency of the Chapter 11 Cases;

●	the cancellation of our existing equity, including our outstanding shares of common stock, in the Chapter 11 Cases;

●	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

●

the ability of third parties to seek and obtain the Bankruptcy Court’s approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan of reorganization, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to proceedings under Chapter 7 of the Bankruptcy Code; and

●	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during the Chapter 11 Cases.

Our common stock is being delisted from the NYSE American. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. We expect that the existing common stock of the Company will be extinguished and existing equity holders will not receive consideration in respect of their equity interests.

As a consequence of the Chapter 11 Cases, on June 1, 2020, the NYSE American suspended trading in our common stock and notified us of their intent to file an application with the SEC to delist our common stock from the NYSE American. Such application on Form 25 was filed on June 10, 2020 and the delisting will be effective ten days thereafter. Since June 2, 2020, our common stock has been quoted on the OTC Pink marketplace maintained by the OTC Markets Group, Inc. under the symbol “LBYYQ.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. We expect that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11 and that existing equity holders will not receive consideration in respect of their equity interests. These recent developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock. Accordingly, any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements regarding adequacy of disclosure with respect to a plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding a plan of reorganization.

We may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm a plan of reorganization. Even if the requisite acceptances are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

We could be negatively affected if we fail to maintain satisfactory labor relations.

In connection with the Chapter 11 Cases, we are seeking to renegotiate the terms of our collective bargaining agreements with our unionized employees in Toledo, Ohio and in Shreveport, Louisiana, as well as certain postretirement benefits, as a condition of our DIP Credit Agreements. The outcome of these negotiations is subject to many uncertainties. Additionally, if a consensual resolution is not reached with the relevant labor unions, we may need to avail ourselves of certain rights and remedies under the Bankruptcy Code with respect to our collective bargaining obligations or postretirement benefits (under or outside of the collective bargaining agreements). There can be no assurance that we will succeed in renegotiating our collective bargaining agreements or postretirement benefits or that work stoppages or labor disturbances will not occur as a result of such negotiations. Our failure to successfully renegotiate our collective bargaining agreements or to receive approval from the Bankruptcy Court of our requested modifications to such collective bargaining agreements or postretirement benefits could result in an event of default under the DIP Credit Agreements.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) the immediate and long-term impact of the COVID-19 pandemic; (iv) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (v) our ability to retain key employees; and (vi) the overall strength of the U.S. and global economies and the stability of global financial markets and the foodservice, hospitality and retail industries. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, gross profit, Adjusted EBITDA, working capital, capital expenditures and cash flow.  Financial forecasts are necessarily speculative, and it is possible that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, it is possible that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

We may be unable to comply with restrictions imposed by the DIP Credit Agreements.

The DIP Credit Agreements impose a number of restrictions on us and certain of our subsidiaries. Specifically, the terms of the DIP Credit Agreements impose certain obligations including, among other things, affirmative covenants requiring us to provide financial information, budgets and other information to the agents under the DIP Credit Agreements and comply with certain milestones related to the Chapter 11 Cases, and negative covenants restricting our ability to incur additional indebtedness, make additional investments, grant liens, dispose of assets, pay dividends, undertake transactions with affiliates or take certain other actions, in each case except as permitted by the terms and conditions of the DIP Credit Agreements. Our ability to borrow under the DIP Facilities is subject to the satisfaction of certain customary conditions precedent set forth therein.

Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant or achieve a milestone, could result in an event of default under the DIP Credit Agreements.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 Cases. In addition, we must comply with the covenants under the DIP Credit Agreements in order to continue to access our borrowings thereunder. We cannot assure you that we will be able to comply with the covenants under the DIP Credit Agreements or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the DIP Credit Agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

In order to successfully emerge from Chapter 11 bankruptcy protection, we must develop and obtain confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. If confirmation by the Bankruptcy Court does not occur, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with a committee of unsecured creditors and other parties-in-interest and one or more hearings. A creditors’ committee and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Court provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a Chapter 11 plan of reorganization. With few exceptions, all claims that arose prior to June 1, 2020 or before consummation of a Chapter 11 plan of reorganization (i) would be subject to compromise and/or treatment under the Chapter 11 plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Chapter 11 plan of reorganization. Subject to the terms of a Chapter 11 plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.

Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as the impact of the COVID-19 pandemic, changes in economic conditions, changes in our industry, changes in demand for our products and increasing expenses. Some of these risks become more acute when cases under the Bankruptcy Code continue for a protracted period without indication of how or when the cases may be completed. As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, and the terms of any such financing may be unfavorable, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

As a result of the Chapter 11 Cases, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a plan of reorganization is confirmed.

Transfers of our equity, or issuances of equity before or in connection with the Chapter 11 Cases, may impair our ability to utilize our tax attributes to offset future taxable income.

In general, if a corporation undergoes an “ownership change,” Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the corporation’s ability to use certain tax attributes, such as net operating losses (“NOLs”) and disallowed business interest expense under Section 163(j) of the Code (“Excess Interest Expense”), to offset future taxable income. Under Section 382 of the Code, an ownership change occurs when the percentage (by value) of a corporation’s equity held by one or more “5-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year rolling testing period or since the last ownership change, as applicable. Similar provisions of state tax law may also apply to limit the use of certain tax attributes.

If we experience an ownership change prior to our emergence from the Chapter 11 Cases, our ability to use our tax attributes may be substantially limited, which would cap our ability to offset taxable income arising upon emergence from the Chapter 11 Cases or in future tax years. As a result, we requested, and on June 1, 2020, the Bankruptcy Court approved, procedures designed to reduce the possibility of a pre-emergence ownership change and preserve our ability to rely on certain favorable tax rules. In particular, certain trading and worthless stock deductions with respect to our common stock are currently subject to procedures requiring (among other things) prior notification and advance approval from us.

We anticipate that we will undergo an ownership change upon our emergence from the Chapter 11 Cases. Depending on the transactions implementing a plan of reorganization and absent an applicable exception, our ability to use our Excess Interest Expense may be substantially limited under Section 382 of the Code, and our NOLs and other tax attributes, including our tax basis in our assets, may be significantly reduced by the amount of discharge of indebtedness income arising in the Chapter 11 Cases under Section 108 of the Code. Such limitations and reductions may cause us to recognize taxable income and pay cash taxes in future years.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2020	—	$—	—	941,250
February 1 to February 29, 2020	—	$—	—	941,250
March 1 to March 31, 2020	—	$—	—	941,250
Total	—	$—	—	941,250

_________________________

(1)

We announced on December 10, 2002 that our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock in the open market and negotiated purchases. In January 2015, our Board of Directors increased the current stock repurchase authorization by an additional 500,000 shares, for a total of 3,000,000 shares authorized. There is no expiration date for this authorization. No shares have been repurchased since April 2016.

Information concerning limitations on the payment of dividends and other restrictions under the DIP Facilities is described in note 5, Borrowings, to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 5.	Other Information

Milestone Extensions

On June 15, 2020, pursuant to the terms of the DIP Credit Agreements, the Required Lenders (as defined in the DIP Term Loan Credit Agreement) and the Administrative Agent (as defined in the DIP ABL Credit Agreement) agreed to extend the date by which certain milestones regarding the filing of the Plan and the Disclosure Statement are required to be satisfied under the DIP Term Loan Credit Agreement and the DIP ABL Credit Agreement, respectively, to June 19, 2020.

Employee Furloughs

In response to the COVID-19 pandemic and its effect on market conditions, the previously disclosed temporary furloughs of certain salaried associates in the United States and Canada will be extended through July. The Company will continue to evaluate the operating environment and will make additional adjustments as business conditions warrant.

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this report.

EXHIBIT INDEX
S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

4.1	Amendment No. 1 to the Senior Secured Term Loan B Credit Facility, dated as of April 9, 2020 (filed herein).

4.2	Amendment No. 2 to the Senior Secured Term Loan B Credit Facility, dated as of April 30, 2020 (filed herein).

4.3	Amendment No. 3 to the Senior Secured Term Loan B Credit Facility, dated as of May 7, 2020 (filed herein).

4.4	Amendment No. 4 to the Senior Secured Term Loan B Credit Facility, dated as of May 15, 2020 (filed herein).

4.5	Amendment No. 5 to the Senior Secured Term Loan B Credit Facility, dated as of May 25, 2020 (filed herein).

4.6	Superpriority Secured Debtor-In-Possession Credit Agreement dated as of June 3, 2020 (filed as Exhibit 4.1 to Libbey's Current Report on Form 8-K filed on June 9, 2020 and incorporated herein by reference).

4.7	Debtor-In-Possession Credit Agreement dated as of June 3, 2020 (filed as Exhibit 4.2 to Libbey's Current Report on Form 8-K filed on June 9, 2020 and incorporated herein by reference).

4.8	Amended and Restated Intercreditor Agreement dated as of June 3, 2020 (filed as Exhibit 4.3 to Libbey's Current Report on Form 8-K filed on June 9, 2020 and incorporated herein by reference).

10.1	Form of Indemnity Agreement date as of February 23, 2020 (filed as Exhibit 10.23 to Libbey Inc.'s Annual Report on Form 10-K filed on February 27, 2020 and incorporated herein by reference) (as to Patrick Bartels, Jr. and Timothy Pohl).

10.2	Independent Director Agreement dated as of May 12, 2020 (filed herein) (as to Patrick Bartels Jr. and Timothy Pohl).

10.3	Form of Retention Bonus Agreement dated as of May 19, 2020 (filed as Exhibit 10.1 to Libbey Inc.'s Current Report on Form 8-K filed on May 26, 2020 and incorporated herein by reference) (as to Michael Bauer, Juan Amezquita, James Burmeister and Sarah Zibbel).

10.4	Amended and Restated Retention Bonus Agreement dated as of May 31, 2020 (filed as Exhibit 10.1 to Libbey Inc.'s Current Report on Form 8-K filed on June 1, 2020 and incorporated herein by reference) (as to Michael Bauer).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	June 19, 2020	by:	/s/ Juan Amezquita
Juan Amezquita
Senior Vice President, Chief Financial Officer