Form 10-Q
period 2020-06-30
LIBBEY INC
filed 2020-08-10
CIK 902274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

419-325-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	LBYYQ	None(1)

 (1) On June 1, 2020, the staff of NYSE Regulation, Inc. (“NYSE Regulation”) notified Libbey Inc. (the “Company”) that it would apply to the Securities and Exchange Commission (the “SEC”) to delist the Company’s common stock upon completion of all applicable procedures. Such application was filed on Form 25 by NYSE Regulation on June 10, 2020, and the delisting was effective 10 days thereafter. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Upon deregistration of the common stock under Section 12(b) of the Exchange Act, the common stock will remain registered under Section 12(g) of the Exchange Act. Trading of the Company’s common stock now occurs on the OTC Pink marketplace under the symbol “LBYYQ.”

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

Common Stock, $.01 par value 22,667,869 shares at July 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited Debtor-In-Possession)

Libbey Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,
	2020	2019
Net sales	$77,532	$206,158
Freight billed to customers	295	811
Total revenues	77,827	206,969
Cost of sales	97,879	160,244
Gross profit (loss)	(20,052)	46,725
Selling, general and administrative expenses	18,735	30,813
Asset impairments	—	46,881
Loss from operations	(38,787)	(30,969)
Other income (expense)	(1,200)	(620)
Loss before interest, reorganization items and income taxes	(39,987)	(31,589)
Interest expense	3,837	5,879
Reorganization items, net	39,527	—
Loss before income taxes	(83,351)	(37,468)
Provision for income taxes	443	6,299
Net loss	$(83,794)	$(43,767)

Net loss per share:
Basic	$(3.64)	$(1.95)
Diluted	$(3.64)	$(1.95)
Dividends declared per share	$—	$—

See accompanying notes

Libbey Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Six months ended June 30,
	2020	2019
Net sales	$228,053	$381,124
Freight billed to customers	938	1,494
Total revenues	228,991	382,618
Cost of sales	226,120	301,935
Gross profit	2,871	80,683
Selling, general and administrative expenses	45,249	63,393
Asset impairments	38,535	46,881
Loss from operations	(80,913)	(29,591)
Other income (expense)	(11,852)	(2,204)
Loss before interest, reorganization items and income taxes	(92,765)	(31,795)
Interest expense	9,428	11,511
Reorganization items, net	39,527	—
Loss before income taxes	(141,720)	(43,306)
Provision for income taxes	20,822	5,003
Net loss	$(162,542)	$(48,309)

Net loss per share:
Basic	$(7.10)	$(2.16)
Diluted	$(7.10)	$(2.16)
Dividends declared per share	$—	$—

See accompanying notes

Libbey Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net loss	$(83,794)	$(43,767)	$(162,542)	$(48,309)

Other comprehensive income (loss):
Pension and other post-retirement benefit adjustments, net of tax	248	1,510	5,098	2,287
Derivative instruments adjustments, net of tax	119	(4,830)	11,116	(7,884)
Foreign currency translation adjustments, net of tax	716	(271)	(921)	(297)
Other comprehensive income (loss), net of tax	1,083	(3,591)	15,293	(5,894)

Comprehensive income (loss)	$(82,711)	$(47,358)	$(147,249)	$(54,203)

See accompanying notes

Libbey Inc.

(Debtor-In-Possession)

Condensed Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$45,781	$48,918
Accounts receivable — net	53,069	81,307
Inventories — net	164,926	174,797
Prepaid and other current assets	17,768	17,683
Total current assets	281,544	322,705
Pension Asset	6,927	5,712
Purchased intangible assets — net	11,694	11,875
Goodwill	—	38,431
Deferred income taxes	—	24,747
Other assets	15,700	14,608
Operating lease right-of-use assets	67,941	54,686
Property, plant and equipment — net	222,871	233,923
Total assets	$606,677	$706,687

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$45,503	$79,262
Salaries and wages	21,552	30,188
Accrued liabilities	29,158	50,657
Accrued income taxes	1,118	382
Pension liability (current portion)	1,956	2,543
Non-pension post-retirement benefits (current portion)	3,812	3,817
Operating lease liabilities (current portion)	11,369	12,769
Short-term debt and long-term debt due within one year	161,404	16,124
Total current liabilities	275,872	195,742
Long-term debt	—	375,716
Pension liability	38,864	46,619
Non-pension post-retirement benefits	44,873	45,507
Noncurrent operating lease liabilities	62,654	48,323
Deferred income taxes	2,101	2,104
Other long-term liabilities	5,303	18,463
Total liabilities not subject to compromise	429,667	732,474
Liabilities subject to compromise	349,497	—
Total liabilities	779,164	732,474
Contingencies (note 16)

Shareholders’ deficit:
Common stock, par value $.01 per share, 50,000,000 shares authorized, 22,667,869 shares issued in 2020 (22,360,125 shares issued in 2019)	227	224
Capital in excess of par value	338,941	338,395
Retained deficit	(403,002)	(240,460)
Accumulated other comprehensive loss	(108,653)	(123,946)
Total shareholders' deficit	(172,487)	(25,787)
Total liabilities and shareholders' deficit	$606,677	$706,687

See accompanying notes

Libbey Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Shareholders' Equity (Deficit)

(dollars in thousands, except share amounts)

(unaudited)

Six months ended June 30, 2020	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2019	22,360,125	$224	$338,395	$(240,460)	$(123,946)	$(25,787)
Net loss				(78,748)		(78,748)
Other comprehensive income (loss)					14,210	14,210
Stock compensation expense			569			569
Stock withheld for employee taxes			(173)			(173)
Stock issued	244,454	2	(2)			—
Balance March 31, 2020	22,604,579	226	338,789	(319,208)	(109,736)	(89,929)

Net loss				(83,794)		(83,794)
Other comprehensive income (loss)					1,083	1,083
Stock compensation expense			161			161
Stock withheld for employee taxes			(8)			(8)
Stock issued	63,290	1	(1)			—
Balance June 30, 2020	22,667,869	$227	$338,941	$(403,002)	$(108,653)	$(172,487)

Six months ended June 30, 2019	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance December 31, 2018	22,157,220	$222	$335,517	$(171,441)	$(114,405)	$49,893
Net loss				(4,542)		(4,542)
Other comprehensive income (loss)					(2,303)	(2,303)
Stock compensation expense			937			937
Stock withheld for employee taxes			(317)			(317)
Stock issued	116,348	1	(8)			(7)
Balance March 31, 2019	22,273,568	223	336,129	(175,983)	(116,708)	43,661

Net loss				(43,767)		(43,767)
Other comprehensive income (loss)					(3,591)	(3,591)
Stock compensation expense			1,117			1,117
Stock withheld for employee taxes			(92)			(92)
Stock issued	73,518	—	1			1
Balance June 30, 2019	22,347,086	$223	$337,155	$(219,750)	$(120,299)	$(2,671)

See accompanying notes

Libbey Inc.

(Debtor-In-Possession)

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six months ended June 30,
	2020	2019
Operating activities:
Net loss	$(162,542)	$(48,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,534	19,922
Asset impairments	38,535	46,881
Loss on derivatives de-designated as hedging instruments	13,850	—
Reorganization items	21,648	—
Change in accounts receivable	25,028	(9,060)
Change in inventories	8,673	(10,593)
Change in accounts payable	(8,128)	6,743
Accrued interest and amortization of discounts and finance fees	723	557
Pension & non-pension post-retirement benefits, net	1,069	(1,165)
Accrued liabilities & prepaid expenses	(23,145)	(2,768)
Income taxes	18,776	(2,483)
Cloud computing costs, net	(558)	(1,707)
Share-based compensation expense	696	1,935
Other operating activities	(2,274)	799
Net cash provided by (used in) operating activities	(50,115)	752

Investing activities:
Cash paid for property, plant and equipment	(8,474)	(18,300)
Net cash used in investing activities	(8,474)	(18,300)

Financing activities:
Borrowings on Prepetition ABL Credit Facility	53,000	73,871
Repayments on Prepetition ABL Credit Facility	(21,500)	(46,300)
Other borrowings	3,000	—
Other repayments	(3,000)	—
Repayments on Term Loan B	(1,100)	(2,200)
DIP Term Loan borrowings - New Money	30,000	—
DIP debt financing costs	(3,962)	—
Taxes paid on distribution of equity awards	(181)	(409)
Debt refinancing costs	(1,350)	—
Other financing activities	1,313	—
Net cash provided by financing activities	56,220	24,962

Effect of exchange rate fluctuations on cash	(768)	(182)
Increase (decrease) in cash	(3,137)	7,232

Cash & cash equivalents at beginning of period	48,918	25,066
Cash & cash equivalents at end of period	$45,781	$32,298

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$9,141	$10,602
Cash paid during the period for income taxes, net of refunds	$923	$5,206

See note 5 for additional non-cash activities related to DIP financing.

See accompanying notes

Libbey Inc.

(Debtor-In-Possession)

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

Our website can be found at www.libbey.com. We make available, free of charge, at this website all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, as well as amendments to those reports. These reports are made available on our website as soon as reasonably practicable after their filing with, or furnishing to, the U.S. Securities and Exchange Commission (the "SEC") and can also be found at www.sec.gov.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Libbey Inc. and its majority-owned subsidiaries (collectively, "Libbey" or the "Company") have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

As discussed further in note 2, Bankruptcy Filing, on June 1, 2020 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “Debtors”) filed a petition for reorganization in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The Debtors are authorized to continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

Ability to Continue as a Going Concern

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our Chapter 11 proceedings. The risks and uncertainties surrounding the Chapter 11 Cases (as defined below), the events of default under our credit agreements, and the results of operations due to the spread of the coronavirus 2019 ("COVID-19") pandemic impacting the Company’s business raise substantial doubt as to the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable, maintain profitability and successfully implement our Chapter 11 plan of reorganization. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and, therefore, not within our control, successful reorganization and emergence from bankruptcy cannot be considered probable and such plans do not alleviate substantial doubt about our ability to continue as a going concern.

2.    Bankruptcy Filing

Chapter 11 Proceedings

On June 1, 2020, the Debtors filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”) with the Bankruptcy Court. The Debtors’ Chapter 11 Cases are being jointly administered under the caption In re Libbey Glass Inc., et al., Case No. 20-11439 (LSS). Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/libbey.

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

Significant Bankruptcy Court Actions

On June 2, 2020 and July 2, 2020, the Bankruptcy Court held first and second day hearings of the Chapter 11 Cases, and the Bankruptcy Court issued certain interim and final orders related to the Debtors’ business. These orders authorized the Debtors to, among other things, enter into the DIP Financing (described in note 5), pay certain prepetition employee and retiree expenses and benefits, use their existing cash management system, maintain and administer certain customer programs, pay certain critical and foreign vendors and pay certain prepetition taxes and related fees. These orders are significant because they allow us to operate our businesses in the normal course.

NYSE American Listing Status

The Company’s common stock (the “Common Stock”) was previously traded on the NYSE American LLC (the “NYSE American”) exchange under the symbol “LBY.” On June 1, 2020, the staff of NYSE Regulation, Inc. (“NYSE Regulation”) suspended trading of the Common Stock on the NYSE American and notified the Company that NYSE Regulation would file a delisting application with the SEC to delist the Common Stock from the NYSE American. NYSE Regulation filed such delisting application on Form 25 on June 10, 2020, and the delisting was effective 10 days thereafter. Our Common Stock began trading on the OTC Pink marketplace under the symbol “LBYYQ” on June 2, 2020. The Company can provide no assurance that the Common Stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the Common Stock on this market, whether the trading volume of the Common Stock will be sufficient to provide for an efficient trading market or whether quotes for the Common Stock will continue on this market in the future. The transition to over-the-counter markets will not affect the Company’s business operations or its SEC reporting requirements and does not conflict with or cause an event of default under any of the Company’s material debt or other agreements. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by the holders of the Company’s equity securities as a result of the Chapter 11 Cases. The Company expects that its equity holders will experience a complete loss on their investment, depending on the outcome of the Chapter 11 Cases.

Financial Reporting in Reorganization

Effective on June 1, 2020, the Company began to apply ASC, No. 852, “Reorganizations,” which is applicable to companies under Chapter 11 bankruptcy protection. It requires the financial statements for periods subsequent to the Chapter 11 filing to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that are directly associated with reorganization proceedings must be reported separately as reorganization items, net in the Condensed Consolidated Statements of Operations. In addition, the balance sheet must distinguish Debtor prepetition liabilities subject to compromise (“LSTC”) from liabilities of non-Debtor entities, prepetition liabilities that are not subject to compromise and from post-petition liabilities in the accompanying Condensed Consolidated Balance Sheet. LSTC are prepetition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. Where there is uncertainty about whether a secured claim will be paid or impaired pursuant to the Chapter 11 Cases, the Company has classified the entire amount of the claim as a LSTC.

Liabilities Subject to Compromise

As a result of filing the Bankruptcy Petitions, the payment of prepetition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of prepetition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain prepetition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain prepetition claims relating to employee wages and benefits, taxes, critical vendors and debt.

Prepetition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as LSTC may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events. The following table presents LSTC as reported in the Condensed Consolidated Balance Sheet at June 30, 2020:

(dollars in thousands)	June 30, 2020
Debt	$317,931
Accounts payable	27,973
Pension liabilities	164
Accrued liabilities (1)	2,283
Other long-term liabilities	1,146
Liabilities subject to compromise	$349,497
_________________________
(1)	Includes $0.8 million of Prepetition Term Loan B accrued interest.

Reorganization Items, net

Reorganization items, net represent amounts incurred as a direct result of the Bankruptcy and are comprised of the following for the quarter ended June 30, 2020:

(dollars in thousands)	Three months ended June 30, 2020
Legal & professional fees	$20,369
Termination of derivatives	9,374
Write-off prepetition debt finance fees, discounts and PIK fees	4,675
DIP financing fees	3,962
Other	1,147
Total	$39,527

Cash paid for reorganization items during the three months ended June 30, 2020 was $18.0 million.

3.    Significant Accounting Policies

Cloud Computing Arrangements

At June 30, 2020 and December 31, 2019, the net book value of our implementation costs for hosted cloud computing arrangements included $0.3 million in prepaid and other current assets for both periods, as well as $7.3 million and $6.5 million, respectively, in other assets on the Condensed Consolidated Balance Sheets. Amortization expense for the three and six-month periods ended June 30, 2020 and 2019 was immaterial.

Stock-Based Compensation Expense

Stock-based compensation expense charged to the Condensed Consolidated Statements of Operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Stock-based compensation expense	$162	$993	$696	$1,935

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

4.    Balance Sheet Details

The following table provides detail of selected balance sheet items:

(dollars in thousands)	June 30, 2020	December 31, 2019
Accounts receivable:
Trade receivables	$51,941	$79,829
Other receivables	1,128	1,478
Total accounts receivable, less allowances of $7,176 and $10,803	$53,069	$81,307

Inventories:
Finished goods	$147,474	$157,348
Work in process	1,483	1,183
Raw materials	3,875	4,008
Repair parts	10,143	10,254
Operating supplies	1,951	2,004
Total inventories, less loss provisions of $8,432 and $7,750	$164,926	$174,797

Accrued liabilities:
Accrued incentives	$11,753	$24,337
Other accrued liabilities	17,405	26,320
Total accrued liabilities	$29,158	$50,657

During the second quarter of 2020, Libbey Mexico entered into an agreement with a financial institution whereby certain accounts payable, originally due between April 1 and June 30, 2020, were extended 120 days. As of June 30, 2020, $7.0 million was extended for an upfront interest fee (totaling $0.2 million during the second quarter 2020). The $7.0 million is included in accounts payable on the Condensed Consolidated Balance Sheet at June 30, 2020.

5.    Borrowings

Debt

Borrowings consist of the following:

			June 30,	December 31,
(dollars in thousands)	Interest Rate (1)	Maturity Date (2)	2020	2019
Prepetition ABL Credit Facility	LIBOR + 3.5%	January 9, 2021	$39,352	$17,386
DIP ABL Credit Facility	LIBOR + 3.5%	November 28, 2020	9,554	—
DIP Term Loan - new money	LIBOR + 11.0%	November 28, 2020	30,000	—
Roll-up Term Loan B	LIBOR + 1.0% + 2.0% PIK	November 28, 2020	60,093	—
Prepetition Term Loan B (3)	LIBOR + 3.0%	April 9, 2021	317,931	375,800
Terminated Swap Obligations	LIBOR + 4.5%	November 28, 2020	22,405	—
Total borrowings			479,335	393,186
Less — unamortized discount and finance fees			—	1,346
Total borrowings — net			479,335	391,840
Less amounts included in liabilities subject to compromise			317,931	—
Total borrowings not subject to compromise			161,404	391,840
Less — short-term debt and long-term debt due within one year			161,404	16,124
Total long-term portion of borrowings — net			$—	$375,716

________________________

(1)	All LIBOR borrowings have a 1.0 percent floor.
(2)	The filing of our Bankruptcy Petitions constituted an event of default with respect to our Prepetition Term Loan B and Prepetition ABL Credit Facility.
(3)	Reclassified to liabilities subject to compromise at June 30, 2020.

Non-cash financing activities

During June 2020, the following non-cash financing activities occurred:

●	DIP ABL Credit Facility borrowings of $9.6 million reduced the Prepetition ABL Credit Facility by $9.6 million.
●	The Terminated Swap Obligations of $22.4 million were reclassed from accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet.
●	Roll-up Term Loan B borrowings of $60.0 million reduced the Prepetition Term Loan B by $60.0 million.

 Debtor-in-Possession Credit Facilities

On June 2, 2020 and July 2, 2020, the Bankruptcy Court approved first-day and final orders authorizing new debtor-in-possession financing consisting of a senior secured asset based revolving credit facility (the “DIP ABL Credit Facility”) and a senior secured super-priority multi-draw term loan facility (the “DIP Term Loan”) and, together with the DIP ABL Credit Facility, (the “DIP Facilities”).

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

The DIP ABL Credit Facility provides for a secured debtor-in-possession revolving credit facility in an aggregate principal amount of up to $100.0 million, subject to a borrowing base comprised of certain inventory and accounts receivables, largely consistent with the borrowing base under the Prepetition ABL Credit Facility. The DIP ABL Credit Facility also provides for the issuance of up to $15.0 million of letters of credit that, when outstanding, along with other reserves are applied against the borrowing limit.

At June 30, 2020, we had $39.4 million of outstanding borrowings under the Prepetition ABL Credit Facility, $9.6 million outstanding under the DIP ABL Credit Facility, $9.7 million of outstanding letters of credit and $22.8 million of reserves. Remaining unused availability under the DIP ABL Credit Facility was a deficit of $0.3 million at June 30, 2020, however, prior to submission of the monthly compliance certificate on July 20, 2020, a $0.4 million repayment was made, bringing the compliance certificate unused availability to $0.1 million, compared to $68.2 million, under the Prepetition ABL Credit Facility, at December 31, 2019.

As a result of the filing of the Chapter 11 Cases, all derivative contracts were terminated. Those Terminated Swap Obligations (as defined in the DIP ABL Credit Agreement) remain outstanding; however, such amounts do not reduce the borrowing capacity of the DIP ABL Credit Facility.

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

As of June 30, 2020, $9.6 million had been deemed repaid on the Prepetition ABL Credit Facility and re-borrowed under the DIP ABL Credit Facility. Upon approval of the final orders, the remainder of the outstanding Prepetition ABL Credit Facility was deemed fully repaid and was re-borrowed under the DIP ABL Credit Facility.

Loans under the DIP ABL Credit Facility bear interest, at the option of the ABL Borrowers, of either (1) the Adjusted LIBO Rate (as defined in the DIP ABL Credit Agreement), subject to a 1.00 percent floor, plus 3.50 percent per annum or (2) the CB Floating Rate (as defined in the DIP ABL Credit Agreement) plus 2.50 percent per annum. Terminated Swap Obligations (as defined in the DIP ABL Credit Agreement) bear interest, at the option of the ABL Borrowers of either (i) the Adjusted LIBO Rate, subject to a 1.00 percent floor, plus 4.50 percent per annum or (ii) the CB Floating Rate plus 3.50 percent per annum. The DIP ABL Credit Facility matures on the earliest of (a) the date that is one hundred eighty (180) days after the Petition Date, (b) the consummation of a sale of all or substantially all of the Debtors’ assets, (c) if the Final Financing Order (as defined in the DIP ABL Credit Agreement) has not been entered, the date that is thirty-five (35) days after the Petition Date (or such later date to which the deadline for the entry of the Final Financing Order may be extended), (d) the effective date of a reorganization plan, (e) the maturity date (as defined in the DIP Term Loan Agreement) or (f) any earlier date on which the borrowings are permanently reduced to zero or otherwise terminated pursuant to the terms of the DIP ABL Credit Agreement.

The DIP ABL Credit Facility is secured by:

●	a senior lien on Prepetition ABL Priority Collateral (as defined in the Interim Order);
●	a priority lien on 100 percent of the equity of the foreign subsidiaries;
●	a priority lien on certain foreign collateral; and
●	a junior lien on Prepetition Term Loan Priority Collateral (as defined in the Interim Order).

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

The DIP Term Loan is a multi-draw senior secured debtor-in-possession facility comprised of $60.0 million in new money term loans and a “roll-up” of outstanding prepetition term loan obligations of an aggregate amount of $60.0 million. A draw in the principal amount of $30.0 million was made available upon entry of the interim order by the Bankruptcy Court (the “Interim Order”) on June 3, 2020, with the remaining $30 million made available upon entry of a final order by the Bankruptcy Court (the “Final Order”) on July 2, 2020.

Borrowings under the DIP Term Loan were used to pay a portion of the Prepetition ABL Credit Facility, accrued interest and fees and other general operating expenses, as approved by the Bankruptcy Court. $3.6 million related to debt issuance costs and fees was expensed in reorganization items, net.

At June 30, 2020, we had $30.0 million of incremental borrowings outstanding and $60.1 million outstanding related to the Roll-up Term Loan B which includes $0.1 million of paid-in-kind ("PIK") interest.

The DIP Term Loan bears interest at a percentage per annum equal to: (i) for Eurocurrency Rate Loans, the Eurocurrency Rate (as defined in the DIP Term Loan Credit Agreement), subject to a 1.00 percent floor, plus 11.00 percent and (ii) for Base Rate Loans, the Base Rate (as defined in the DIP Term Loan Credit Agreement), subject to a 2.00 percent floor, plus 10.00 percent. The Roll-Up Loans (as defined in the DIP Term Loan Credit Agreement) bear interest at a percentage per annum equal to: (i) for Eurocurrency Rate Loans, (A) the Eurocurrency Rate, subject to a 1.00 percent floor, plus 1.00 percent payable in cash plus (B) 2.00 percent PIK and (ii) for Base Rate Loans, (A) the Base Rate, subject to a 2.00 percent floor, plus 0.00 percent payable in cash plus (B) 2.00 percent PIK.

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

The DIP Term Loan is secured by:

●	a senior lien on the Prepetition Term Loan B Priority Collateral (as defined in the Interim Order);
●	a junior lien on 100 percent of the equity in the foreign subsidiaries;
●	a junior lien on certain foreign collateral; and
●	a junior lien on the Prepetition ABL Priority Collateral (as defined in the Interim Order).

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

These DIP Facilities, coupled with our normal operating cash flows, are providing liquidity to support operations and our continued service of customers and end users during the court-supervised process.

The foregoing summaries of the DIP Facilities do not purport to be complete descriptions and are qualified in their entirety by reference to the complete text of both the DIP Term Loan Credit Agreement and the DIP ABL Credit Agreement, which were filed with a Current Report on Form 8-K on June 9, 2020, as Exhibit 4.1 and Exhibit 4.2, respectively, and incorporated herein by reference.

Prepetition Term Loan B

As of June 30, 2020, the outstanding balance of the Prepetition Term Loan B was $317.9 million, excluding the $60.0 million Roll-up Term Loan B. The Prepetition Term Loan B is classified as liabilities subject to compromise at June 30, 2020. For the period ended June 30, 2020, contractual post-petition related interest expense of $1.0 million related to the Prepetition Term Loan B has not been recorded in the financial statements.

Terminated Swap Obligations

The filing of the Chapter 11 Cases resulted in the termination of all our derivative contracts. As a result, the outstanding amounts to our counterparties were included in the DIP Facilities, accruing interest at LIBOR plus 4.50 percent. The Terminated Swap Obligations are fully secured and subject to the same terms and maturity as the DIP Facilities.

Libbey Mexico Line of Credit

On June 17, 2019, Crisa Libbey Mexico S. de R.L. de C.V. entered into a $3.0 million working capital line of credit with Banco Santander Mexico to cover seasonal working capital needs, guaranteed by its parent company, Libbey Mexico, S. de R.L. de C.V. The line of credit had a floating interest rate of LIBOR plus 3.20 percent and was repaid and terminated on June 2, 2020.

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

Our effective tax rate was (14.7) percent for the six months ended June 30, 2020, compared to (11.6) percent for the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020, was negative because the Company recorded positive tax expense despite incurring an overall pretax loss. This occurred because the Company recorded valuation allowances against the deferred tax assets in all of the jurisdictions in which it operates. These valuation allowances resulted from management's conclusion that the Company is not more likely than not to realize future tax benefits from deferred tax assets due to management's opinion that there is substantial doubt that the Company will be able to continue as a going concern within one year of the date of the financial statements.

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes. We believe that our tax reserves related to uncertain tax positions are adequate at this time.

7.    Pension and Non-pension Post-retirement Benefits

The components of our net pension expense, including the SERP (supplemental employee retirement plan), are as follows:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$859	$783	$314	$260	$1,173	$1,043
Interest cost	2,953	3,382	712	772	3,665	4,154
Expected return on plan assets	(5,165)	(5,193)	—	—	(5,165)	(5,193)
Amortization of unrecognized:
Prior service (credit)	—	—	(41)	(51)	(41)	(51)
Actuarial loss	1,856	1,088	194	105	2,050	1,193
Pension expense	$503	$60	$1,179	$1,086	$1,682	$1,146

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$1,717	$1,566	$686	$519	$2,403	$2,085
Interest cost	5,905	6,764	1,553	1,541	7,458	8,305
Expected return on plan assets	(10,329)	(10,386)	—	—	(10,329)	(10,386)
Amortization of unrecognized:
Prior service (credit)	—	—	(90)	(101)	(90)	(101)
Actuarial loss	3,713	2,175	422	208	4,135	2,383
Pension expense	$1,006	$119	$2,571	$2,167	$3,577	$2,286

We have contributed $0.5 million and $1.5 million of cash to our pension plans for the three months and six months ended June 30, 2020, respectively. Pension contributions for the remainder of 2020 are estimated to be $1.2 million.

The provision for our non-pension, post-retirement, benefit expense consists of the following:

Three months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$110	$112	$—	$—	$110	$112
Interest cost	395	449	7	9	402	458
Amortization of unrecognized:
Prior service (credit)	(70)	(71)	—	—	(70)	(71)
Actuarial (gain)	(61)	(106)	(18)	(19)	(79)	(125)
Non-pension post-retirement benefit expense	$374	$384	$(11)	$(10)	$363	$374

Six months ended June 30,	U.S. Plans		Non-U.S. Plans		Total
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Service cost	$220	$222	$—	$—	$220	$222
Interest cost	791	918	14	18	805	936
Amortization of unrecognized:
Prior service (credit)	(141)	(141)	—	—	(141)	(141)
Actuarial (gain)	(123)	(188)	(37)	(37)	(160)	(225)
Non-pension post-retirement benefit expense	$747	$811	$(23)	$(19)	$724	$792

Our 2020 estimate of non-pension cash payments is $3.9 million, of which we have paid $1.1 million and $1.9 million for the three months and six months ended June 30, 2020, respectively.

8.    Net Loss per Share of Common Stock

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except earnings per share)	2020	2019	2020	2019
Numerator for earnings per share:
Net loss that is available to common shareholders	$(83,794)	$(43,767)	$(162,542)	$(48,309)

Denominator for basic earnings per share:
Weighted average shares outstanding	22,995,463	22,400,246	22,907,791	22,331,786

Denominator for diluted earnings per share:
Effect of stock options and restricted stock units	—	—	—	—
Adjusted weighted average shares and assumed conversions	22,995,463	22,400,246	22,907,791	22,331,786

Basic loss per share	$(3.64)	$(1.95)	$(7.10)	$(2.16)

Diluted loss per share	$(3.64)	$(1.95)	$(7.10)	$(2.16)

Anti-dilutive shares excluded from computation of diluted loss per share	2,323,370	1,939,290	2,047,320	1,700,192

When applicable, diluted shares outstanding is calculated using the weighted-average number of common shares outstanding plus the dilutive effects of equity-based compensation outstanding during the period using the treasury stock method.

9.    Derivatives

Prior to filing the Chapter 11 Cases, we utilized derivative financial instruments to hedge certain interest rate risks associated with our long-term debt and commodity price risks associated with forecasted future natural gas requirements. Prior to March 31, 2020, these derivatives qualified for hedge accounting since the hedges were highly effective, and we designated and documented contemporaneously the hedging relationships involving these derivative instruments. Due to the Company's credit risk profile and changes in the probability of the forecasted transactions being hedged, we concluded we no longer met the criteria for the application of hedge accounting as of March 31, 2020. As a result, amounts related to the hedging relationship previously recorded in AOCI were reclassified to earnings. In addition, the filing of the Chapter 11 Cases resulted in the termination of all our derivative contracts.

Fair Values

The following table provides the fair values of our derivative financial instruments for the periods presented:

		Fair Value of Derivative Liabilities
(dollars in thousands)	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$—	$2,931
Interest rate swaps	Other long-term liabilities	—	11,632
Natural gas contracts	Accrued liabilities	—	836
Natural gas contracts	Other long-term liabilities	—	3
Total derivative liabilities		$—	$15,402

The following table presents cash settlements (paid) received related to the below derivatives:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Natural gas contracts	$(298)	$(65)	$(915)	$63
Interest rate swaps	(790)	347	(1,319)	691
Total	$(1,088)	$282	$(2,234)	$754

The following table provides a summary of the impacts of derivative gain (loss) on the Condensed Consolidated Statements of Operations and other comprehensive income (OCI):

		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	Location	2020	2019	2020	2019
Derivative gain (loss) recognized into OCI:
Natural gas contracts	OCI	$—	$(1,106)	$(199)	$(1,143)
Interest rate swaps	OCI	—	(4,987)	1,273	(8,465)
Total		$—	$(6,093)	$1,074	$(9,608)

Derivative gain (loss) reclassified from accumulated OCI to current earnings:
Natural gas contracts	Cost of Sales	$—	$(65)	$(617)	$63
Interest rate swaps	Interest expense	—	335	(788)	690
Total		$—	$270	$(1,405)	$753

Derivatives de-designated as hedging instruments:
Gain (loss) recognized in current earnings
Interest rate swaps	Other Income (expense)	$(836)	$—	$(13,338)	$—
Natural gas contracts	Other Income (expense)	(91)	—	(512)	—
Interest rate swaps	Reorganization items, net	(9,115)	—	(9,115)	—
Natural gas contracts	Reorganization items, net	(259)	—	(259)	—
Total		$(10,301)	$—	$(23,224)	$—

Natural Gas Contracts

Prior to the Chapter 11 Cases, which resulted in the termination of all our derivative contracts, we used natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts was to limit the fluctuations in prices paid due to price movements in the underlying commodity. We considered our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combined the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments were determined from market quotes.

The following table presents the notional amount of our natural gas derivatives on the Condensed Consolidated Balance Sheets:

		Notional Amounts
Derivative Types	Unit of Measure	June 30, 2020	December 31, 2019
Natural gas contracts	Millions of British Thermal Units (MMBTUs)	0	2,460,000

Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses would be recorded to earnings immediately. At March 31, 2020, we evaluated our natural gas hedging relationships and, based on the Company's credit risk, concluded that it was no longer probable that we had an effective hedging relationship. As a result, amounts previously deferred in AOCI were reclassified to earnings, resulting in $0.4 million of expense recognized in other income (expense) at March 31, 2020. Just prior to the reclass out of AOCI on March 31, 2020, we recorded a credit valuation adjustment of $0.5 million which reduced the derivative liability for the natural gas contracts. With the Chapter 11 Cases and termination of derivative contracts on June 1, 2020, the derivative liability associated with our gas contracts required a $0.3 million adjustment to increase the derivative liability to the termination value as it became fully secured in the Bankruptcy Petitions. This expense was recorded in reorganization items, net on the Condensed Consolidated Statements of Operations. See note 2, Bankruptcy Filing, and note 15, Other Income (Expense).

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

Swap execution date	Effective date	Expiration date	Notional amount	Fixed swap rate
April 1, 2015	January 11, 2016	January 9, 2020	$220.0 million	4.85%
September 24, 2018	January 9, 2020	January 9, 2025 (2)	$200.0 million	6.19	% (1)

________________________

(1)	Includes a LIBOR portion that was fixed at 3.19 percent plus the credit spread.
(2)	Terminated on June 1, 2020 upon the filing of the Chapter 11 Cases.

Our interest rate swaps were valued using the market standard methodology of netting discounted expected future variable cash receipts, the discounted future fixed cash payments, and credit risk of both the counterparties and the Company. The variable cash receipts were based on an expectation of future interest rates derived from observed market interest rate forward curves.

At March 31, 2020, our remaining interest rate swaps no longer qualified to be designated as a cash flow hedge under FASB ASC 815, “Derivatives and Hedging.” Hedge accounting is applied only when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable to occur, and any previously deferred gains or losses are recorded to earnings immediately. Due to the Company's credit risk profile and changes in the probability of the forecasted transactions no longer occurring, we concluded we no longer met the criteria for the application of hedge accounting as of March 31, 2020. As a result, amounts previously deferred in AOCI were reclassified to earnings, resulting in $12.5 million of expense recognized in other income (expense) at March 31, 2020. Just prior to the reclass out of AOCI on March 31, 2020, we recorded a credit valuation adjustment of $9.2 million which reduced the derivative liability for the interest rate swaps. With the Chapter 11 Cases and termination of derivative contracts on June 1, 2020, the derivative liability associated with our swaps required a $9.1 million adjustment to increase the derivative liability to the termination value as it became fully secured in the Bankruptcy Petitions. This expense was recorded in reorganization items, net on the Condensed Consolidated Statements of Operations. See note 2, Bankruptcy Filing, and note 15, Other Income (Expense).

10.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI), net of tax, is as follows:

Three months ended June 30, 2020 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments	Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on March 31, 2020	$(26,784)	$(435)	$(82,517)		$(109,736)

Amounts recognized into AOCI	716	—	—		716
Currency impact	—	—	454		454
Amounts reclassified from AOCI	—	—	1,860	(2)	1,860
Tax effect	—	119	(2,066)		(1,947)
Other comprehensive income (loss), net of tax	716	119	248		1,083
Balance on June 30, 2020	$(26,068)	$(316)	$(82,269)		$(108,653)

Six months ended June 30, 2020 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2019	$ (25,147)	$ (11,432)		$ (87,367)		$ (123,946)

Amounts recognized into AOCI	(921)	1,074		—		153
Currency impact	—	—		2,707		2,707
Amounts reclassified from AOCI	—	1,405	(1)	3,744	(2)	5,149
Amounts reclassified from AOCI for derivatives de-designated	—	12,923	(3)	—		12,923
Tax effect	—	(4,286)		(1,353)		(5,639)
Other comprehensive income (loss), net of tax	(921)	11,116		5,098		15,293
Balance on June 30, 2020	$(26,068)	$(316)		$(82,269)		$(108,653)

Three months ended June 30, 2019 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on March 31, 2019	$(23,266)	$(5,920)		$(87,522)		$(116,708)

Amounts recognized into AOCI	(533)	(6,093)		1,148		(5,478)
Currency impact	—	—		(84)		(84)
Amounts reclassified from AOCI	—	(270)	(1)	945	(2)	675
Tax effect	262	1,533		(499)		1,296
Other comprehensive income (loss), net of tax	(271)	(4,830)		1,510		(3,591)
Balance on June 30, 2019	$(23,537)	$(10,750)		$(86,012)		$(120,299)

Six months ended June 30, 2019 (dollars in thousands)	Foreign Currency Translation	Derivative Instruments		Pension and Other Post-retirement Benefits		Accumulated Other Comprehensive Loss
Balance on December 31, 2018	$ (23,240)	$ (2,866)		$ (88,299)		$ (114,405)

Amounts recognized into AOCI	(289)	(9,608)		1,148		(8,749)
Currency impact	—	—		(50)		(50)
Amounts reclassified from AOCI	—	(753)	(1)	1,915	(2)	1,162
Tax effect	(8)	2,477		(726)		1,743
Other comprehensive income (loss), net of tax	(297)	(7,884)		2,287		(5,894)
Balance on June 30, 2019	$(23,537)	$(10,750)		$(86,012)		$(120,299)

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

11.    Segments

Our segments are U.S. and Canada; Latin America; Europe, the Middle East and Africa ("EMEA"); and Other. Segment results are based primarily on the geographical destination of the sale. Our three reportable segments are defined below. Our operating segment that does not meet the criteria to be a reportable segment is disclosed as Other.

U.S. & Canada—includes sales of manufactured glassware products and sourced tableware having an end-market destination in the U.S and Canada, excluding glass products for Original Equipment Manufacturers ("OEM"), which remain in the Latin America segment.

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

Our measure of profit for our reportable segments is Segment Earnings Before Interest and Taxes ("Segment EBIT") and excludes amounts related to certain items we consider not representative of ongoing operations as well as certain retained corporate costs and other allocations that are not considered by management when evaluating performance. Segment EBIT also includes an allocation of manufacturing costs for inventory produced at a Libbey facility that is located in a region other than the end market in which the inventory is sold. This allocation can fluctuate from year to year based on the relative demands for products produced in regions other than the end markets in which they are sold. We use Segment EBIT, along with net sales and selected cash flow information, to evaluate performance and to allocate resources. Segment EBIT for reportable segments includes an allocation of some corporate expenses based on the costs of services performed.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net Sales:
U.S. & Canada	$42,688	$128,897	$138,564	$238,803
Latin America	19,841	38,208	46,484	68,609
EMEA	12,096	32,678	37,376	60,720
Other	2,907	6,375	5,629	12,992
Consolidated	$77,532	$206,158	$228,053	$381,124

Segment EBIT:
U.S. & Canada	$(20,586)	$17,267	$(13,688)	$27,064
Latin America	(7,309)	3,187	(2,788)	3,836
EMEA	(4,762)	2,763	(6,372)	2,713
Other	(1,952)	(1,169)	(3,324)	(2,321)
Total Segment EBIT	$(34,609)	$22,048	$(26,172)	$31,292

Reconciliation of Segment EBIT to Net Loss:
Segment EBIT	$(34,609)	$22,048	$(26,172)	$31,292
Retained corporate costs	(5,451)	(6,756)	(12,649)	(16,206)
Asset impairments (note 17)	—	(46,881)	(38,535)	(46,881)
Fees associated with strategic initiative	—	—	(406)	—
Debt refinancing & prepetition reorganization charges (note 15)	—	—	(3,356)	—
Workforce reduction	—	—	(517)	—
Reorganization items, net (note 2)	(39,527)	—	(39,527)	—
Grant recognition	1,000	—	1,000	—
Loss on derivatives de-designated as hedging instruments	(927)	—	(13,850)	—
Employee benefit liability adjustment (1) (note 15)	—	—	1,720	—
Interest expense	(3,837)	(5,879)	(9,428)	(11,511)
Provision for income taxes	(443)	(6,299)	(20,822)	(5,003)
Net loss	$(83,794)	$(43,767)	$(162,542)	$(48,309)

Depreciation & Amortization:
U.S. & Canada	$2,945	$3,214	$5,908	$6,347
Latin America	3,329	3,837	6,697	7,617
EMEA	1,242	1,706	2,556	3,405
Other	811	893	1,634	1,775
Corporate	362	341	739	778
Consolidated	$8,689	$9,991	$17,534	$19,922

Capital Expenditures:
U.S. & Canada	$710	$2,540	$4,997	$5,924
Latin America	276	3,531	1,180	7,722
EMEA	900	1,392	2,090	3,738
Other	5	41	29	300
Corporate	175	435	178	616
Consolidated	$2,066	$7,939	$8,474	$18,300

______________________

(1) Relates to a post-employment benefit liability adjustment within the U.S. & Canada segment that was not related to current period operations and, therefore, excluded from Segment EBIT.

12.    Revenue

Our primary source of revenue is the sale of glass tableware products manufactured within a Libbey facility as well as globally sourced tabletop products, including glassware, ceramicware, metalware and others. Adjustments related to revenue recognized in prior periods was not material for the three months and six months ended June 30, 2020 and 2019. There were no material contract assets, contract liabilities or deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

Disaggregation of Revenue:

The following table presents our net sales disaggregated by business channel:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Foodservice	$9,482	$86,999	$64,808	$157,816
Retail	35,942	60,222	86,593	115,795
Business-to-business	32,108	58,937	76,652	107,513
Consolidated	$77,532	$206,158	$228,053	$381,124

Each operating segment has revenues across all our business channels. Each channel has a different marketing strategy, customer base and product composition. For the periods presented, over 75 percent of each segment's revenue is derived from the following business channels: U.S. and Canada from foodservice and retail, except in the second quarter of 2020 it was retail and business-to-business; Latin America from retail and business-to-business; and EMEA from business-to-business and retail.

13.    Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs based on our own assumptions.

The fair value of our derivative financial instruments by level is as follows:

	Fair Value at				Fair Value at
Asset / (Liability)	June 30, 2020				December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity futures natural gas contracts	$—	$—	$—	$—	$—	$(839)	$—	$(839)
Interest rate swaps	—	—	—	—	—	(14,563)	—	(14,563)
Net derivative asset (liability)	$—	$—	$—	$—	$—	$(15,402)	$—	$(15,402)

As a result of the Chapter 11 Cases, all derivative contracts were terminated. Prior to the Chapter 11 Cases, the fair values of our commodity futures natural gas contracts were determined using observable market inputs and credit risk of both the counterparties and the Company. The fair value of our interest rate swaps was based on the market standard methodology of netting discounted expected future variable cash receipts, the discounted future fixed cash payments, and credit risk of both the counterparties and the Company. The variable cash receipts were based on an expectation of future interest rates derived from observed market interest rate forward curves. As of December 31, 2019, these inputs were observable in active markets over the terms that the instruments were held, and as such were classified as Level 2 in the hierarchy.

Financial instruments carried at cost on the Condensed Consolidated Balance Sheets, as well as the related fair values, are as follows:

	Fair Value	June 30, 2020		December 31, 2019
(dollars in thousands)	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Prepetition Term Loan B	Level 2	$317,931	$55,638	$375,800	$304,398

The fair value of our Prepetition Term Loan B has been calculated based on quoted market prices for the same or similar issues and was classified as liabilities subject to compromise as of June 30, 2020. The fair value of our Prepetition ABL Credit Facility, DIP ABL Credit Facility, DIP Term Loan and Roll-up Term Loan B approximate carrying value due to variable rates. The fair value of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to their short-term nature.

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

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the balance sheet:

(dollars in thousands)	June 30, 2020	December 31, 2019
2020 (remainder of year)	$7,205	$14,970
2021	13,578	11,255
2022	12,555	9,987
2023	11,898	9,283
2024	10,478	8,005
2025 and thereafter	30,242	15,768
Total minimum lease payments	85,956	69,268
Less: interest	(11,933)	(8,176)
Present value of future minimum lease payments	74,023	61,092
Less: lease liabilities (current portion)	(11,369)	(12,769)
Noncurrent lease liabilities	$62,654	$48,323

15.     Other Income (Expense)

Items included in other income (expense) in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Gain (loss) on currency transactions	$(522)	$(186)	$4,257	$(1,349)
Pension and non-pension benefits, excluding service cost	(762)	(365)	(1,678)	(771)
Loss on derivatives de-designated as hedging instruments (note 9)	(927)	—	(13,850)	—
Debt refinancing fees	—	—	(2,088)	—
Prepetition reorganization charges	—	—	(1,268)	—
Employee benefit liability adjustment	—	—	1,720	—
Other non-operating income (expense)	1,011	(69)	1,055	(84)
Other income (expense)	$(1,200)	$(620)	$(11,852)	$(2,204)

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

On June 1, 2020, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed by operation of Section 362(a) of the Bankruptcy Code (see further description in note 2, Bankruptcy Filing).

Income Taxes

The Company and its subsidiaries are subject to examination by various countries' tax authorities. These examinations may lead to proposed or assessed adjustments to our taxes.

17.     Purchased Intangible Assets and Goodwill

Purchased Intangibles

Changes in purchased intangibles balances are as follows:

(dollars in thousands)	Six months ended June 30, 2020
Beginning balance December 31, 2019	$11,875
Amortization	(76)
Impairment (see below)	(104)
Foreign currency impact	(1)
Ending balance June 30, 2020	$11,694

Purchased intangible assets are composed of the following:

(dollars in thousands)	June 30, 2020	December 31, 2019
Indefinite life intangible assets	$10,999	$11,104
Definite life intangible assets, net of accumulated amortization of $20,588 and $20,507	695	771
Total	$11,694	$11,875

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

The remaining definite life intangible asset at June 30, 2020 consists of customer relationships and is amortized over a period of 20 years with a remaining life of 4.5 years. The future annual amortization expense remains unchanged from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Goodwill

Changes in goodwill balances are as follows:

(dollars in thousands)	U.S. & Canada	Latin America	Total
Beginning balance December 31, 2019:
Goodwill	$43,872	$125,681	$169,553
Accumulated impairment losses	(5,441)	(125,681)	(131,122)
Net beginning balance	38,431	—	38,431
Impairment (see below)	(38,431)	—	(38,431)
Ending balance June 30, 2020:
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

As part of our on-going assessment of goodwill at March 31, 2020, we determined that a triggering event occurred due to a significant reduction in demand during the quarter and the high level of macroeconomic uncertainty in the near-term. Additionally, the Company's low share price and lower trading value of the Prepetition Term Loan B caused valuation limitations; thus, an interim impairment test was performed as of March 31, 2020. As the impairment testing indicated that the carrying value of the U.S. & Canada reporting unit exceeded its fair value, we recorded a non-cash impairment charge of $38.4 million during the first quarter of 2020. After recording the impairment charge, there was no longer any goodwill on the balance sheet.

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

18.   Debtor-in-Possession Financial Information

In accordance with ASC 852, aggregate financial information of the Debtors is presented below as of June 30, 2020 for the Condensed Combined Balance Sheet and the six months ended June 30, 2020 for the Condensed Combined Statement of Operations and Condensed Combined Statement of Cash Flows. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions between the Debtors and Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

Debtors' Condensed Combined Statement of Operations

(unaudited)

(dollars in thousands)	Six months ended June 30, 2020
Net sales	$141,597
Freight billed to customers	509
Total revenues	142,106
Cost of sales	135,769
Gross profit	6,337
Selling, general and administrative expenses	30,184
Asset impairments	38,431
Loss from operations	(62,278)
Other income (expense)	(14,219)
Loss before interest, reorganization items and income taxes	(76,497)
Interest expense	9,016
Reorganization items, net	39,308
Loss before income taxes	(124,821)
Provision for income taxes	16,433
Net loss	$(141,254)

Debtors' Condensed Combined Balance Sheet

(unaudited)

(dollars in thousands)	June 30, 2020
ASSETS
Cash and cash equivalents	$14,657
Accounts receivable	27,082
Non-Debtor affiliate receivables	19,334
Inventories — net	91,903
Prepaid and other current assets	7,478
Total current assets	160,454
Pension asset	6,927
Purchased intangible assets — net	1,340
Other assets	11,048
Investments in subsidiaries	197,097
Operating lease right-of-use assets	28,911
Property, plant and equipment — net	90,131
Total assets	$495,908

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable	$11,723
Non-Debtor affiliate payables	4,896
Salaries and wages	8,533
Accrued liabilities	21,494
Accrued income taxes	165
Non-pension post-retirement benefits (current portion)	3,705
Operating lease liabilities (current portion)	6,043
Short-term debt and long-term debt due within one year	141,698
Total current liabilities	198,257
Pension liability	6,211
Non-pension post-retirement benefits	44,000
Noncurrent operating lease liabilities	24,995
Other long-term liabilities	2,365
Total liabilities not subject to compromise	275,828
Liabilities subject to compromise	365,100
Total liabilities	640,928
Total shareholders' deficit	(145,020)
Total liabilities & shareholders' deficit	$495,908

Debtors' Condensed Combined Statement of Cash Flows

(unaudited)

(dollars in thousands)	Six months ended June 30, 2020
Operating activities:
Net loss	$(141,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,647
Asset impairments	38,431
Loss on derivatives de-designated as hedging instruments	13,494
Reorganization items	21,537
Change in accounts receivable	13,301
Change in inventories	2,215
Change in accounts payable	2,458
Accrued interest and amortization of discounts and finance fees	723
Pension & non-pension post-retirement benefits, net	26
Accrued liabilities & prepaid expenses	(24,164)
Income taxes	22,107
Other operating activities	(1,951)
Net cash used in operating activities	(46,430)

Investing activities:
Cash paid for property, plant and equipment	(5,175)
Net cash used in investing activities	(5,175)

Financing activities:
Borrowings on Prepetition ABL Credit Facility	53,000
Repayments on Prepetition ABL Credit Facility	(21,500)
Repayments on Term Loan B	(1,100)
DIP Term Loan borrowings - New Money	30,000
DIP debt financing costs	(3,962)
Taxes paid on distribution of equity awards	(181)
Debt refinancing costs	(1,350)
Net cash provided by financing activities	54,907

Increase in cash	3,302

Cash & cash equivalents at beginning of period	11,355
Cash & cash equivalents at end of period	$14,657

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report and in our Annual Report on Form 10-K filed with the SEC. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ from those anticipated in these forward-looking statements as a result of many factors. Our risk factors are set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and supplemented in Part II, Item 1A. “Risk Factors” of this report.

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

For the duration of the Debtors’ Chapter 11 Cases, the Debtors’ operations and ability to develop and execute their business plans are subject to the risks and uncertainties associated with the Chapter 11 process, as described in Part II, Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of the Company’s operations, assets, and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, assets, and liquidity and capital resources following the Chapter 11 process.

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

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. The Company expects that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11 and that existing equity holders will not receive consideration in respect of their equity interests. Moreover, under the Bankruptcy Code, a plan of reorganization can be confirmed by the Bankruptcy Court even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests.

For more information on the Chapter 11 Cases and related matters, refer to note 2, Bankruptcy Filing, and note 5, Borrowings, in the Condensed Consolidated Financial Statements.

Ability to Continue as a Going Concern

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of our Chapter 11 proceedings. The risks and uncertainties surrounding the Chapter 11 Cases, the events of default under our credit agreements, and the results of operations due to the spread of the COVID-19 pandemic impacting the Company’s business raise substantial doubt as to the Company’s ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable, maintain profitability and successfully implement our Chapter 11 plan of reorganization. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and, therefore, not within our control, successful reorganization and emergence from bankruptcy cannot be considered probable and such plans do not alleviate substantial doubt about our ability to continue as a going concern.

Results of Consolidated Operations

Overview

The COVID-19 pandemic continues to negatively impact businesses, economies and financial markets worldwide. A resurgence of COVID-19 cases has emerged as economies have begun to re-open from the recent lockdowns that were instituted to combat the pandemic, which will likely result in a much slower recovery for the remainder of 2020 than previously expected. The United States' economic outlook continues to remain highly uncertain as unemployment claims continue to remain high, and many states have reinforced restrictions and continue stay-at-home activity. In addition, restaurant traffic has declined considerably and continues to remain significantly below the prior year, which has adversely impacted our revenues. Europe's and Mexico's economies also remain highly uncertain as COVID-19 has negatively impacted tourist sectors, as well as severely impacted supply chains and reduced both domestic and external demand. China's economy has shown signs of recovery, however there still remains a level of uncertainty as trade disputes continue with the United States and consumer confidence remains low due to concerns of a second wave of COVID-19 infections. Management expects these trends, and the challenging environment experienced to date, to continue for the remainder of 2020 and likely beyond.

As a result of the volatile conditions we continued to experience through the second quarter of 2020, our net sales were $77.5 million, 62.4 percent lower than the prior-year quarter, or 61.0 percent lower on a constant currency basis. The reduction in net sales was driven by lower volume, and unfavorable impacts from channel mix and currency, partially offset by favorable price and mix of product sold. We recorded a net loss of $83.8 million for the three months ended June 30, 2020, compared to a net loss of $43.8 million in the prior-year quarter. The $40.0 million increase in net loss for the current quarter was primarily driven by $39.5 million of reorganization related charges due to our Chapter 11 Cases. In addition, we continued to experience reduced profitability throughout the Company as a result of COVID-19 related closures of our manufacturing and distribution operations and demand reductions; the negative impacts on our sales margins and manufacturing activity were partially offset by lower selling, general and administrative spend as a result of controlled spending.

Due to the expected impact of COVID-19 on our operating cash flows, we drew $40.0 million on our Prepetition ABL Credit Facility in March, furloughed certain employees, implemented temporary salary reductions for non-furloughed employees, and adjusted our capital spending to align with the needs of the business, including the delaying of some work on our enterprise resource planning implementation, to address liquidity concerns. In addition, we temporarily reduced or suspended our manufacturing and distribution operations at several of our facilities in North America and elsewhere to comply with government orders and to protect the safety of our employees. Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Company cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on the business. The Company continues to take actions, subject to approval of the Bankruptcy Court, designed to mitigate the adverse effects of this rapidly changing market environment, including the tentative plan announced on July 8, 2020, to close the manufacturing facility in Shreveport, Louisiana. Whether and the extent to which the tentative plan is finalized and implemented will depend on the outcome of negotiations with the unions representing the impacted employees. Separate from the tentative plan to close our manufacturing facility in Shreveport, Louisiana, on July 24, 2020, we announced additional actions to further control costs and align our resources to current and expected demand for our products. Effective August 1, 2020, we reduced the size of our U.S. salaried workforce. The reductions affect primarily the U.S. Headquarters and the Commercial organization, which is collectively being reduced by more than 15 percent. We do not expect to incur material charges in connection with the reduction in force. We will continue to evaluate the operating environment and will make additional adjustments as business conditions warrant.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company's payment of employer payroll taxes after enactment, otherwise due in 2020, will be delayed, with 50 percent due by December 31, 2021, and the remaining 50 percent by December 31, 2022. The Company continues to evaluate the potential applicability and related impact of the CARES Act. In addition, as of June 30, 2020, the Company recognized $3.3 million in government grants as contra-expense for COVID-19 support in our Holland and Portugal facilities.

See note 11, Segments, for details on how we report and define our segments.

Results of Operations

The following table presents key results of our operations for the three months and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except percentages and per-share amounts)	2020	2019	2020	2019
Net sales	$77,532	$206,158	$228,053	$381,124
Gross profit	$(20,052)	$46,725	$2,871	$80,683
Gross profit margin	(25.9)%	22.7%	1.3%	21.2%
Loss from operations (IFO)	$(38,787)	$(30,969)	$(80,913)	$(29,591)
IFO margin	(50.0)%	(15.0)%	(35.5)%	(7.8)%
Net loss	$(83,794)	$(43,767)	$(162,542)	$(48,309)
Net loss margin	(108.1)%	(21.2)%	(71.3)%	(12.7)%
Diluted net loss per share	$(3.64)	$(1.95)	$(7.10)	$(2.16)
Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) (1) (non-GAAP)	$(31,371)	$25,283	$(21,287)	$35,008
Adjusted EBITDA margin (1) (non-GAAP)	(40.5)%	12.3%	(9.3)%	9.2%

_________________________

(1)

We believe that Adjusted EBITDA and the associated margin, non-GAAP financial measures, are useful metrics for evaluating our financial performance, as they are measures that we use internally to assess our performance. For a reconciliation from net loss to Adjusted EBITDA, certain limitations and reasons we believe these non-GAAP measures are useful, see the “Reconciliation of Net Loss to Adjusted EBITDA” and “Non-GAAP Measures” sections below in the Discussion of Second Quarter 2020 Compared to Second Quarter 2019.

Discussion of Second Quarter 2020 Compared to Second Quarter 2019

Net Sales

The following table summarizes net sales by operating segment:

Three months ended June 30,			Increase/(Decrease)			Constant Currency Sales
(dollars in thousands)	2020	2019	$ Change	% Change	Currency Effects	Growth (Decline) (1)
U.S. & Canada	$42,688	$128,897	$(86,209)	(66.9)%	$-	(66.9)%
Latin America	19,841	38,208	(18,367)	(48.1)%	(2,622)	(41.2)%
EMEA	12,096	32,678	(20,582)	(63.0)%	(205)	(62.4)%
Other	2,907	6,375	(3,468)	(54.4)%	(87)	(53.0)%
Consolidated	$77,532	$206,158	$(128,626)	(62.4)%	$(2,914)	(61.0)%

_________________________

(1)

We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the “Non-GAAP Measures” section below for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the second quarter of 2020 were $42.7 million, compared to $128.9 million in the second quarter of 2019, a decrease of 66.9 percent. The decrease in net sales was driven by lower volume and unfavorable channel mix, partially offset by favorable price and mix of product sold versus the prior-year quarter. The COVID-19 pandemic continued to negatively impact our net sales across all three channels as restaurants and retail stores continued to remain closed for much of the second quarter of 2020. A third-party research firm, Blackbox, reported approximately 40 percent declines in foodservice traffic (includes both dine-in and carryout) for the second quarter of 2020. Part of the 40 percent decline in foodservice traffic includes a large increase in full-service off-premise sales for the same quarter (approximately 119 percent growth in June and 181 percent in May compared to prior-year periods). As a result of the traffic decline, our foodservice channel net sales decreased $64.9 million versus the prior-year quarter. Our business-to-business and retail channel net sales also declined $14.8 million and $6.5 million, respectively.

Net Sales — Latin America

Net sales in Latin America in the second quarter of 2020 were $19.8 million, compared to $38.2 million in the second quarter of 2019, a decrease of 48.1 percent (a decrease of 41.2 percent excluding currency fluctuation). The decrease in net sales is primarily attributable to lower volumes as a result of COVID-19 and an unfavorable currency impact of $2.6 million, partially offset by favorable price and mix of product sold. Net sales decreased across all three channels in the second quarter of 2020 compared to the prior-year quarter, as retail channel net sales decreased $10.5 million, business-to-business channel net sales decreased $4.8 million and foodservice channel net sales decreased $3.2 million.

Net Sales — EMEA

Net sales in EMEA in the second quarter of 2020 were $12.1 million, compared to $32.7 million in the second quarter of 2019, a decrease of 63.0 percent (a decrease of 62.4 percent excluding currency fluctuation). Net sales in the retail channel decreased $7.2 million, business-to-business channel net sales decreased $7.0 million and net sales in foodservice decreased $6.4 million, all attributable to lower volumes as a result of COVID-19.

Gross Profit

Gross profit decreased to ($20.1) million in the second quarter of 2020, compared to $46.7 million in the prior-year quarter. The drivers of the $66.8 million reduction were an unfavorable net sales impact of $50.0 million, unfavorable manufacturing activity of $23.4 million (primarily related to additional downtime taken due to plant closures, partially offset by reduced production labor costs and lower repairs and maintenance) and an unfavorable currency impact of $1.3 million. Partially offsetting the unfavorable items is $7.9 million of less warehousing and distribution costs as warehouses and distribution centers were operating at a reduced capacity during the second quarter of 2020 due to COVID-19. The net sales impact equals net sales less the associated inventory at standard cost rates. Manufacturing activity includes the impact of fluctuating production activities from all facilities globally (including labor and benefit costs, downtime, efficiency, utilization and utilities), depreciation and repairs and maintenance. Warehousing and other distribution costs include freight, warehousing expenses and associated labor and benefit costs.

Loss From Operations

Loss from operations for the quarter ended June 30, 2020, decreased $7.8 million to ($38.8) million, compared to ($31.0) million in the prior-year quarter. The unfavorable change in loss from operations was primarily driven by the $66.8 million reduction in gross profit (discussed above), partially offset by the $46.9 million non-repeating, non-cash impairment charge from 2019, as well as, reduced selling, general and administrative expenses of $12.1 million. The favorable change in selling, general and administrative expenses was primarily driven by reduced spend in the following areas: salaries of $3.6 million, marketing expenses of $3.1 million and incentive and equity-based compensation of $2.0 million.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of ($83.8) million, or ($3.64) per diluted share, in the second quarter of 2020, compared to a net loss of ($43.8) million, or ($1.95) per diluted share, in the prior-year quarter. The unfavorable change in net loss and diluted net loss per share is primarily due to the factors discussed in Loss From Operations above and $39.5 million of reorganization charges from our Chapter 11 filing, partially offset by less income tax expense of $5.9 million and lower interest expense of $2.0 million. The Company's effective tax rate was (0.5) percent for the second quarter of 2020, compared to (16.8) percent in the prior-year quarter. The key driver of the change in the effective tax rate was the establishment of valuation allowances against all net deferred tax asset balances in all jurisdictions during the first quarter of 2020. Management determined that there is substantial doubt that Libbey will continue as a going concern within one year of the financial statement date which led to a judgement that the Company is not more likely than not to realize tax benefits from these deferred tax assets. Also, as a consequence of the valuation allowances, we did not record a tax benefit related to losses generated during the second quarter of 2020, resulting in a near-zero effective tax rate for the second quarter.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Three months ended June 30,				Segment EBIT Margin
(dollars in thousands)	2020	2019	$ Change	2020	2019
U.S. & Canada	$(20,586)	$17,267	$(37,853)	(48.2)%	13.4%
Latin America	$(7,309)	$3,187	$(10,496)	(36.8)%	8.3%
EMEA	$(4,762)	$2,763	$(7,525)	(39.4)%	8.5%

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

For the three months ended June 30, 2020, Segment EBIT excludes the following: U.S. & Canada - $0.1 million of Chapter 11 reorganization charges and 1.0 million of grant income recognition; Latin America - $0.2 million of Chapter 11 reorganization charges and $0.1 million of loss on derivatives de-designated as hedging instruments. For the three month period ended June 30, 2019, Segment EBIT excludes $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Latin America segment and $0.9 million for a trade name in our EMEA segment).

Segment EBIT — U.S. & Canada

Segment EBIT was ($20.6) million in the second quarter of 2020, compared to $17.3 million in the second quarter of 2019. Segment EBIT as a percentage of net sales decreased to (48.2) percent for 2020, compared to 13.4 percent in 2019. The $37.9 million decrease in Segment EBIT was driven primarily by an unfavorable sales impact of $37.9 million, and unfavorable manufacturing activity of $12.6 million (primarily related to additional downtime of $22.2 million due to plant closures, partially offset by $7.5 million of reduced production labor costs). Offsetting some of the unfavorability are less selling, general and administration expense of $7.4 million (including $2.8 million of less marketing expenses and $1.7 million of reduced salaries) and $5.0 million of lower warehousing and other distribution costs.

Segment EBIT — Latin America

Segment EBIT decreased to ($7.3) million in the second quarter of 2020, from $3.2 million in the second quarter of 2019. Segment EBIT as a percentage of net sales decreased to (36.8) percent for 2020, compared to 8.3 percent in 2019. The primary drivers of the $10.5 million reduction were unfavorable manufacturing activity of $5.8 million (including additional downtime of $11.1 million, partially offset by $1.3 million of lower repairs and maintenance), and an unfavorable sales impact of $5.4 million.

Segment EBIT — EMEA

Segment EBIT decreased to ($4.8) million in the second quarter of 2020, compared to $2.8 million in the second quarter of 2019. Segment EBIT as a percentage of net sales decreased to (39.4) percent for 2020, from 8.5 percent in 2019. The majority of the $7.5 million decrease in Segment EBIT was driven by unfavorable manufacturing activity of $8.0 million (primarily composed of $8.3 million of additional downtime due to lack of business) and an unfavorable sales impact of $5.3 million. Partially offsetting the unfavorable items are $3.3 million of government support for COVID-19 aid recognized as a contra-expense, reduced warehousing and other distribution costs of $1.3 million and $1.1 million of less selling, general and administrative expense.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased by $56.7 million to ($31.4) million in the second quarter of 2020, compared to $25.4 million in the second quarter of 2019. The key contributors to the decrease in Adjusted EBITDA were an unfavorable sales impact of $50.0 million and unfavorable manufacturing activity of $24.6 million (primarily related to additional downtime taken, partially offset by reduced production labor costs and lower repairs and maintenance). Partially offsetting the unfavorable items are reduced selling, general and administrative spend of $11.4 million (including reduced salaries of $3.6 million, $3.1 million less of marketing expenses and $2.0 million of less incentive and equity-based compensation) and lower warehousing and other distribution costs of $8.0 million. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted below in the “Reconciliation of Net Loss to Adjusted EBITDA.”

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net loss (U.S. GAAP)	$(83,794)	$(43,767)	$(162,542)	$(48,309)
Add:
Interest expense	3,837	5,879	9,428	11,511
Provision for income taxes	443	6,299	20,822	5,003
Depreciation and amortization	8,689	9,991	17,534	19,922
Add: Special items before interest and taxes:
Fees associated with strategic initiative	—	—	406	—
Asset impairments (see note 17)	—	46,881	38,535	46,881
Workforce reduction	—	—	517	—
Debt refinancing & prepetition reorganization charges	—	—	3,356	—
Loss on derivatives de-designated as hedging instruments	927	—	13,850	—
Employee benefit liability adjustment	—	—	(1,720)	—
Reorganization items, net	39,527	—	39,527	—
Grant recognition	(1,000)	—	(1,000)	—
Adjusted EBITDA (non-GAAP)	$(31,371)	$25,283	$(21,287)	$35,008

Net sales	$77,532	$206,158	$228,053	$381,124
Net loss margin (U.S. GAAP)	(108.1)%	(21.2)%	(71.3)%	(12.7)%
Adjusted EBITDA margin (non-GAAP)	(40.5)%	12.3%	(9.3)%	9.2%

Non-GAAP Measures

We sometimes refer to amounts, associated margins and other data derived from condensed consolidated financial information but not required by U.S. GAAP to be presented in financial statements. Certain of these data are considered “non-GAAP financial measures” under SEC Regulation G. Our non-GAAP measures are used by analysts, investors and other interested parties to compare our performance with the performance of other companies that report similar non-GAAP measures. Libbey believes these non-GAAP measures provide meaningful supplemental information regarding financial performance by excluding certain expenses and benefits that may not be indicative of core business operating results. We believe the non-GAAP measures, when viewed in conjunction with U.S. GAAP results and the accompanying reconciliations, enhance the comparability of results against prior periods and allow for greater transparency of financial results and business outlook. In addition, we use non-GAAP data internally to assess performance and facilitate management's internal comparison of our financial performance to that of prior periods, as well as trend analysis for budgeting and planning purposes. The presentation of our non-GAAP measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. Furthermore, our non-GAAP measures may not be comparable to similarly titled measures reported by other companies and may have limitations as an analytical tool.

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

Constant Currency

We translate revenue and expense accounts in our non-U.S. operations at current average exchange rates during the year. References to “constant currency,” “excluding currency impact” and “adjusted for currency” are considered non-GAAP measures. Constant currency references regarding net sales reflect a simple mathematical translation of local currency results using the comparable prior period’s currency conversion rate. Constant currency references regarding Segment EBIT and Adjusted EBITDA comprise a simple mathematical translation of local currency results using the comparable prior period's currency conversion rate plus the transactional impact of changes in exchange rates from revenues, expenses and assets and liabilities that are denominated in a currency other than the functional currency. We believe this non-GAAP constant currency information provides valuable supplemental information regarding our core operating results, better identifies operating trends that may otherwise be masked or distorted by exchange rate changes and provides a higher degree of transparency of information used by management in its evaluation of our ongoing operations. These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported results prepared in accordance with U.S. GAAP. Our currency market risks include currency fluctuations relative to the U.S. dollar, Canadian dollar, Mexican peso, euro and Chinese renminbi.

Discussion of First Six Months 2020 Compared to First Six Months 2019

Net Sales

The following table summarizes net sales by operating segment:

Six months ended June 30,			Increase/(Decrease)			Constant Currency Sales
(dollars in thousands)	2020	2019	$ Change	% Change	Currency Effects	Growth (Decline) (1)
U.S. & Canada	$138,564	$238,803	$(100,239)	(42.0)%	$(6)	(42.0)%
Latin America	46,484	68,609	(22,125)	(32.2)%	(3,703)	(26.9)%
EMEA	37,376	60,720	(23,344)	(38.4)%	(861)	(37.0)%
Other	5,629	12,992	(7,363)	(56.7)%	(175)	(55.3)%
Consolidated	$228,053	$381,124	$(153,071)	(40.2)%	$(4,745)	(38.9)%

_________________________

(1)

We believe constant currency sales growth (decline), a non-GAAP measure, is a useful metric for evaluating our financial performance. See the “Non-GAAP Measures” section above for the reasons we believe this non-GAAP metric is useful and how it is derived.

Net Sales — U.S. & Canada

Net sales in U.S. & Canada in the first six months of 2020 were $138.6 million, compared to $238.8 million in the first six months of 2019, a decrease of 42.0 percent. The decrease in net sales was driven by lower volume and unfavorable channel mix, partially offset by favorable price and mix of product sold versus the prior-year period. Net sales in all three channels decreased in the first six months of 2020 compared to the prior-year period, as impacts from the COVID-19 pandemic resulted in the closure of many retail stores and restaurants by the middle of March, resulting in many customers delaying or cancelling purchases. We continue to see declines in foodservice traffic, as reported by third-party research firm Blackbox. Net sales in our foodservice channel have decreased $74.8 million primarily due to lower volume compared to the prior-year period. Our business-to-business and retail channel net sales also declined $18.5 million and $7.0 million, respectively.

Net Sales — Latin America

Net sales in Latin America in the first six months of 2020 were $46.5 million, compared to $68.6 million in the first six months of 2019, a decrease of 32.2 percent (a decrease of 26.9 percent excluding currency fluctuation). The decrease in net sales is primarily attributable to lower volumes due to the impacts of COVID-19 and an unfavorable currency impact, partially offset by favorable price and mix of product sold. Net sales decreased across all three channels in the first six months of 2020 compared to the prior-year period, as retail channel net sales decreased $12.8 million, business-to-business channel net sales decreased $5.3 million and foodservice channel net sales decreased $4.1 million.

Net Sales — EMEA

Net sales in EMEA in the first six months of 2020 were $37.4 million, compared to $60.7 million in the first six months of 2019, a decrease of 38.4 percent (a decrease of 37.0 percent excluding currency fluctuation). The net sales decrease is primarily attributable to lower volumes and an unfavorable currency impact of $0.9 million, partially offset by favorable price and mix of product sold. Net sales in the retail channel decreased $9.1 million, net sales in the foodservice channel decreased $7.9 million, and net sales in the business-to-business channel decreased $6.4 million, all attributable to lower volumes as a result of COVID-19.

Gross Profit

Gross profit decreased to $2.9 million in the first six months of 2020, compared to $80.7 million in the prior-year period. The primary drivers of the $77.8 million reduction were an unfavorable net sales impact of $56.2 million, unfavorable manufacturing activity of $26.7 million (primarily related to additional downtime taken for furnace rebuilds and plant closures, partially offset by reduced production labor costs, lower repairs and maintenance and lower depreciation) and an unfavorable currency impact of $3.5 million. These unfavorable items were partially offset by less spend on our warehousing and other distribution costs of $9.0 million as our warehouses and distribution centers were operating at a reduced capacity during the first six months of 2020 due to COVID-19.

Loss From Operations

Loss from operations for the six months ended June 30, 2020, decreased $51.3 million to ($80.9) million, compared to ($29.6) million in the prior-year period. The unfavorable change in loss from operations was primarily driven by the $77.8 million reduction in gross profit (discussed above), as well as the $38.4 million non-cash goodwill impairment charge in the U.S. and Canada segment, partially offset by the non-repeating, non-cash impairment charges from the prior-year period of $46.9 million and $18.1 million of reduced selling, general and administrative expenses. The favorable change in selling, general and administrative expenses was driven by reduced spend in the following areas: marketing expense of $5.1 million, salaries of $4.4 million, incentive and equity-based compensation of $3.7 million, travel and entertainment expenses of $1.4 million, and research and development expenses of $1.2 million.

Net Loss and Diluted Net Loss Per Share

We recorded a net loss of ($162.5) million, or ($7.10) per diluted share, in the first six months of 2020, compared to a net loss of ($48.3) million, or ($2.16) per diluted share, in the prior-year period. The unfavorable change in net loss and diluted net loss per share is due to the factors discussed in Loss From Operations above, as well as, $39.5 million reorganization charges related to the Chapter 11 filing, additional income tax expenses of $15.8 million, $13.9 million of loss on derivatives de-designated as hedging instruments and $3.4 million of debt refinancing and prepetition reorganization charges. Partially offsetting these were a favorable change of $5.6 million in other income (expense) attributable to foreign currency impacts, less interest expense of $2.1 million, and a $1.7 million employee benefit liability adjustment. The Company's effective tax rate was (14.7) percent for the first six months of 2020, compared to (11.6) percent in the prior-year period. The key driver of the current year effective tax rate was the establishment of valuation allowances against all net deferred tax asset balances in all jurisdictions during the first quarter of 2020. Management determined that there is substantial doubt that Libbey will continue as a going concern within one year of the financial statement date which led to a judgment that the Company is not more likely than not to realize tax benefits from these deferred tax assets.

Segment Earnings Before Interest and Income Taxes (Segment EBIT)

The following table summarizes Segment EBIT(1) by operating segments:

Six months ended June 30, 2020				Segment EBIT Margin
(dollars in thousands)	2020	2019	$ Change	2020	2019
U.S. & Canada	$(13,688)	$27,064	$(40,752)	(9.9)%	11.3%
Latin America	$(2,788)	$3,836	$(6,624)	(6.0)%	5.6%
EMEA	$(6,372)	$2,713	$(9,085)	(17.0)%	4.5%

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

For the six months ended June 30, 2020, Segment EBIT excludes the following: U.S. & Canada - $38.4 million non-cash goodwill impairment charge, $0.2 million of loss on derivatives de-designated as hedging instruments, $0.1 million of Chapter 11 reorganization charges, ($1.0) million of grant income recognition and ($1.7) million employee benefit liability adjustment; Latin America - $0.3 million of loss on derivatives de-designated as hedging instruments and $0.2 million of Chapter 11 reorganization charges; and EMEA - $0.1 million non-cash asset impairment charge. For the six month period ended June 30, 2019, Segment EBIT excludes $46.9 million of non-cash impairment charges ($46.0 million for goodwill in our Latin America segment and $0.9 million for a trade name in our EMEA segment).

Segment EBIT — U.S. & Canada

Segment EBIT was ($13.7) million in the first six months of 2020, compared to $27.1 million in the first six months of 2019. Segment EBIT as a percentage of net sales decreased to (9.9) percent for 2020, compared to 11.3 percent in 2019. The $40.8 million decrease in Segment EBIT was driven primarily by an unfavorable sales impact of $41.5 million, largely attributed to the impact of the COVID-19 pandemic, and unfavorable manufacturing activity of $15.2 million (including additional downtime due to furnace rebuilds and plant closures, as well as production labor efficiencies and less repairs and maintenance expenses), partially offset by reduced selling, general and administration expense of $10.0 million (including $3.9 million of less marketing expense and $1.8 million less in salaries) and $6.3 million less in warehousing and other distribution costs.

Segment EBIT — Latin America

Segment EBIT decreased to ($2.8) million in the first six months of 2020, from $3.8 million in the first six months of 2019. Segment EBIT as a percentage of net sales decreased to (6.0) percent for 2020, compared to 5.6 percent in 2019. The primary drivers of the $6.6 million decrease were an unfavorable sales impact of $6.5 million and $4.2 million of unfavorable manufacturing activity, partially offset by a favorable impact of $1.8 million from currency and $1.7 million in reduced selling, general and administrative expense.

Segment EBIT — EMEA

Segment EBIT decreased to ($6.4) million in the first six months of 2020, compared to $2.7 million in the first six months of 2019. Segment EBIT as a percentage of net sales decreased to (17.0) percent for 2020, from 4.5 percent in 2019. The majority of the $9.1 million decrease in Segment EBIT was driven by unfavorable manufacturing activity of $10.1 million (primarily due to a furnace rebuild in Holland and lack of business) and an unfavorable sales impact of $5.5 million, partially offset by $3.3 million of government support for COVID-19 aid recognized as a contra-expense, reduced selling, general and administrative expense of $1.7 million and lower warehousing and distribution costs of $1.7 million.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA decreased by $56.3 million to ($21.3) million in the first six months of 2020, compared to $35.0 million in the first six months of 2019. As a percentage of net sales, our Adjusted EBITDA margin was (9.3) percent for the second quarter of 2020, compared to 9.2 percent in the year-ago period. The key contributors to the decrease in Adjusted EBITDA were an unfavorable sales impact of $56.2 million and unfavorable manufacturing activity of $28.7 million (primarily related to the additional downtime for furnace rebuilds and plant closures, partially offset by production labor efficiencies and reduced repairs and maintenance costs). Offsetting some of the unfavorable items are reduced selling, general and administrative spend of $17.5 million (including $5.1 million less of marketing expense, $4.4 million of reduced salaries and $3.7 million of less incentive and equity-based compensation), less warehousing and distribution costs of $9.2 million and a favorable currency impact of $2.7 million. Adjusted EBITDA excludes special items that Libbey believes are not reflective of our core operating performance as noted above in the “Reconciliation of Net Loss to Adjusted EBITDA” included in the “Discussion of Second Quarter 2020 Compared to Second Quarter 2019” section of this Quarterly Report, which is incorporated herein by reference.

Capital Resources and Liquidity

Overview

Cash flows generated from operations, cash on hand and our borrowing capacity under our DIP Facilities have enabled us to meet our cash requirements during the second quarter. Proceeds from the DIP Facilities were used to roll-up obligations and replace commitments under the Prepetition Term Loan B and Prepetition ABL Credit Facility, and to pay fees, costs and expenses incurred in connection with the DIP Facilities. The proceeds of the DIP Facilities are also being used for working capital and general corporate purposes and to fund certain fees payable to professional service providers in connection with the Chapter 11 Cases.

In addition, we had $45.8 million of cash on hand at June 30, 2020, compared to $48.9 million of cash on hand at December 31, 2019. Of our total cash on hand at June 30, 2020, and December 31, 2019, $30.9 million and $37.3 million, respectively, were held in foreign subsidiaries. We plan to indefinitely reinvest the excess of the amount for financial reporting over the tax basis of investments in our European and Mexican operations to support ongoing operations, capital expenditures and debt service. All other earnings may be distributed to the extent allowable under local laws. Our Chinese subsidiaries' cash and cash equivalents balance was $16.7 million as of June 30, 2020. Local People's Republic of China (“PRC”) law currently limits distribution of this cash as a dividend; however, additional amounts may become distributable based on future income. For further information regarding potential dividends from our non-U.S. subsidiaries, see note 7, Income Taxes, in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In addition to the cash requirements necessary to fund ongoing operations, we have incurred professional fees and other costs in connection with our Chapter 11 proceedings. During the quarter ended June 30, 2020, the Company recognized $39.5 million in reorganization related charges as a result of the Chapter 11 Cases.

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

In April 2020, Libbey Mexico entered into an additional agreement with the financial institution whereby certain accounts payable recorded under the program, originally due between April 1 and June 30, 2020, were extended an additional 120 days for an upfront fee.

Balance Sheet and Cash Flows

Cash and Equivalents

See the cash flow section below for a discussion of our cash balance.

Borrowings

We had total borrowings of $479.3 million and $393.2 million at June 30, 2020, and December 31, 2019, respectively. Contributing to the $86.1 million increase in borrowings were a $31.5 million increase in borrowings under our ABL Credit Facilities, $30.0 million funding of the new DIP Term Loan, and the $22.4 million conversion of terminated swap obligations to borrowings.

The filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined or stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Refer to note 2 in our Condensed Consolidated Financial Statements entitled “Bankruptcy Filing” and note 5 entitled “Borrowings” for further details regarding our debt.

The following table presents our total borrowings:

(dollars in thousands)	Interest Rate (1)	Maturity Date (2)	June 30, 2020	December 31, 2019
Prepetition ABL Credit Facility	LIBOR + 3.5%	January 9, 2021	$39,352	$17,386
DIP ABL Credit Facility	LIBOR + 3.5%	November 28, 2020	9,554	—
DIP Term Loan - new money	LIBOR + 11.0%	November 28, 2020	30,000	—
Roll-up Term Loan B	LIBOR + 1.0% + 2.0% PIK	November 28, 2020	60,093	—
Prepetition Term Loan B (3)	LIBOR + 3.0%	April 9, 2021	317,931	375,800
Terminated Swap Obligations	LIBOR + 4.5%	November 28, 2020	22,405	—
Total borrowings			479,335	393,186
Less — unamortized discount and finance fees			—	1,346
Total borrowings — net			479,335	391,840
Less amounts included in liabilities subject to compromise			317,931	—
Total borrowings not subject to compromise			$161,404	$391,840

_________________________

(1)	All LIBOR borrowings have a 1.0 percent floor.
(2)	The filing of our Bankruptcy Petitions constituted an event of default with respect to our Prepetition Term Loan B and Prepetition ABL Credit Facility.
(3)	Reclassified to liabilities subject to compromise at June 30, 2020.

All of our borrowings were subject to variable interest rates at June 30, 2020. A change of one percentage point in such rates would result in a change in interest expense of approximately $1.6 million on an annual basis on borrowings not subject to compromise. Interest does not accrue on liabilities subject to compromise.

The Terminated Swap Obligations of $22.4 million were reclassed from accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet in June 2020. For further discussion on our derivatives, see note 9 to the Condensed Consolidated Financial Statements.

Cash Flow

	Six months ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by (used in) operating activities	$(50,115)	$752
Net cash used in investing activities	$(8,474)	$(18,300)
Net cash provided by financing activities	$56,220	$24,962

Our net cash provided by (used in) operating activities was ($50.1) million in the first six months of 2020, compared to $0.8 million in the first six months of 2019, an unfavorable cash flow impact of $50.9 million. Contributing to the reduction in cash flow from operations were an unfavorable change in operating earnings and higher incentive compensation payments in 2020, partially offset by a favorable impact of $38.5 million related to Trade Working Capital (accounts receivable, inventories and accounts payable), $4.3 million of reduced income tax payments and higher value-added-tax collections in Mexico. In addition, we received approximately $3.3 million in government support in response to COVID-19 in EMEA. Trade Working Capital has been largely impacted by COVID-19 resulting in lower sales/accounts receivable and lower inventory due to plant shutdowns, partially offset by lower accounts payable due to less activity and delayed capital expenditures.

Our net cash used in investing activities was $8.5 million and $18.3 million in the first six months of 2020 and 2019, respectively, in each case representing capital expenditures.

Net cash provided by financing activities was $56.2 million in the first six months of 2020, compared to $25.0 million in the first six months of 2019. The primary driver of the $31.3 million change was the new DIP Term Loan borrowings of $30.0 million in the first six months of 2020.

Free Cash Flow

The following table presents key drivers to our non-GAAP Free Cash Flow for the periods presented:

	Six months ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by (used in) operating activities	$(50,115)	$752
Net cash used in investing activities	(8,474)	(18,300)
Free Cash Flow (1) (non-GAAP)	$(58,589)	$(17,548)

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

Our Free Cash Flow was ($58.6) million during the first six months of 2020, compared to ($17.5) million in the first six months of 2019, an unfavorable change of $41.0 million. The primary contributors to this change are the same 1:1 relationship as the $50.9 million unfavorable cash flow impact from operating activities and the favorable change of $9.8 million in investing activities, as discussed above.

Derivatives

As a result of filing Chapter 11, all derivative contracts were terminated on June 1, 2020. Prior to filing Chapter 11, we used natural gas swap contracts related to forecasted future North American natural gas requirements. The objective of these commodity contracts was to limit the fluctuations in prices paid due to price movements in the underlying commodity. We considered our forecasted natural gas requirements in determining the quantity of natural gas to hedge. We combined the forecasts with historical observations to establish the percentage of forecast eligible to be hedged, typically ranging from 40 percent to 70 percent of our anticipated requirements, 18 months in the future, or more, depending on market conditions. The fair values of these instruments were determined from market quotes, and credit risk of both the counterparties and the Company. At June 30, 2020, we had no commodity contracts. At December 31, 2019, we had commodity forward contracts for 2,460,000 MMBTUs of natural gas with a fair market value of a $0.8 million liability.

Prior to filing Chapter 11, we had interest rate swap agreements in place to fix certain interest payments of our current and future floating rate Prepetition Term Loan B debt. The first interest rate swap maintained a fixed interest rate of 4.85 percent, including the credit spread, on $220.0 million of our current Prepetition Term Loan B debt and matured on January 9, 2020. Two additional interest rate swaps, with a combined notional amount of $200.0 million, became effective in January 2020, when the first swap matured. These two new swaps in essence extended the first swap, had a term of January 2020 to January 2025, and carried a fixed interest rate of 6.19 percent, including credit spread.

The fair market value of our interest rate swaps was based on the market standard methodology of netting the discounted expected future variable cash receipts, the discounted future fixed cash payments, and credit risk of both the counterparties and the Company. The variable cash receipts are based on an expectation of future interest rates derived from observed market interest rate forward curves. The fair market value of the interest rate swap agreements was a $14.6 million liability at December 31, 2019.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide an allowance for customer deductions based on historical collection and write-off experience. Additional allowances would be required if the financial conditions of our customers deteriorated. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The potential for bad debt write-offs has increased in the current economic environment due to the negative impacts of the COVID-19 pandemic. While no significant increases to the allowance for doubtful accounts were made in the first half of 2020, we continue to monitor the collection of customer receivables and the potential need for additional reserves and write-offs.

Inventory Valuation

We establish inventory reserves for excess and obsolete inventory. We regularly review inventory to evaluate continued demand and identify any obsolete or excess quantities of inventory. We record a provision for the difference between excess and obsolete inventory and its estimated net realizable value. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The potential for excess inventory provisions have increased in the current economic environment due to the negative impacts of the COVID-19 pandemic. While no significant excess or obsolete inventory provisions were recorded in the first half of 2020, as inventory levels are being actively managed to levels currently deemed appropriate, we continue to monitor the reasonableness of the reserve levels.

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

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide and has caused significant volatility in U.S. and international debt and equity markets and has adversely affected our access to and cost of financing.

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

In response to the COVID-19 pandemic, we temporarily reduced or suspended our manufacturing and distribution operations at several of our facilities in North America and elsewhere to comply with governmental orders related to the COVID-19 pandemic and to protect the safety of our employees and align with the lower demand profile for our products. We also borrowed additional funds under our Prepetition ABL Credit Facility, extended certain repayment obligations under our senior secured credit agreement, furloughed certain employees, implemented temporary salary reductions for non-furloughed employees to address liquidity concerns, proposed a plan to permanently close our manufacturing facility in Shreveport, Louisiana, and commenced the Chapter 11 Cases. If the COVID-19 pandemic and government measures intended to slow the spread of COVID-19 continue to result in long-term continued disruptions to our operations and the operations of the foodservice and hospitality industries, our business, financial condition, liquidity and results of operations will be further significantly negatively affected, which may impact our ability to comply with the terms and conditions of the DIP Credit Agreements, our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and the cost, duration and outcome of the Chapter 11 Cases.

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

Our common stock was delisted from the NYSE American. Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. We expect that the existing common stock of the Company will be extinguished and existing equity holders will not receive consideration in respect of their equity interests.

As a consequence of the Chapter 11 Cases, on June 1, 2020, the NYSE American suspended trading in our common stock and notified us of their intent to file an application with the SEC to delist our common stock from the NYSE American. Such application on Form 25 was filed on June 10, 2020 and the delisting was effective ten days thereafter. Since June 2, 2020, our common stock has been quoted on the OTC Pink marketplace maintained by the OTC Markets Group, Inc. under the symbol “LBYYQ.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. We expect that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11 and that existing equity holders will not receive consideration in respect of their equity interests. These recent developments could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock. Accordingly, any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

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

In connection with the Chapter 11 Cases, we are seeking to renegotiate the terms of our collective bargaining agreements with our unionized employees in Toledo, Ohio and in Shreveport, Louisiana, as well as certain postretirement benefits, as a condition of our DIP Credit Agreements. We are also currently engaged in labor negotiations in connection with our tentative plan to close our manufacturing facility in Shreveport, Louisiana. The outcome of these negotiations is subject to many uncertainties. Additionally, if a consensual resolution is not reached with the relevant labor unions, we may need to avail ourselves of certain rights and remedies under the Bankruptcy Code with respect to our collective bargaining obligations or postretirement benefits (under or outside of the collective bargaining agreements). There can be no assurance that we will succeed in renegotiating our collective bargaining agreements or postretirement benefits or that work stoppages or labor disturbances will not occur as a result of such negotiations. Our failure to successfully renegotiate our collective bargaining agreements or to receive approval from the Bankruptcy Court of our requested modifications to such collective bargaining agreements or postretirement benefits could result in an event of default under the DIP Credit Agreements.

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

The Bankruptcy Court provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a Chapter 11 plan of reorganization. With few exceptions, all claims that arose prior to June 1, 2020, or before consummation of a Chapter 11 plan of reorganization (i) would be subject to compromise and/or treatment under the Chapter 11 plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Chapter 11 plan of reorganization. Subject to the terms of a Chapter 11 plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

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

If we experience an ownership change prior to our emergence from the Chapter 11 Cases, our ability to use our tax attributes may be substantially limited, which would cap our ability to offset taxable income arising upon emergence from the Chapter 11 Cases or in future tax years. As a result, we requested, and on July 12, 2020, the Bankruptcy Court approved, procedures designed to reduce the possibility of a pre-emergence ownership change and preserve our ability to rely on certain favorable tax rules. In particular, certain trading and worthless stock deductions with respect to our common stock are currently subject to procedures requiring (among other things) prior notification and advance approval from us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2020	—	$—	—	941,250
May 1 to May 31, 2020	—	$—	—	941,250
June 1 to June 30, 2020	—	$—	—	941,250
Total	—	$—	—	941,250

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

On August 6, 2020, the Company entered into Amendment No. 2 to the DIP Term Loan Credit Agreement (the “Amendment”). The Amendment extends the dates by which certain milestones are required to be satisfied under the DIP Term Loan Credit Agreement:

●	The date by which the Bankruptcy Court shall enter an order approving the solicitation of a Plan of Reorganization (as defined in the DIP Credit Agreements) is extended to August 24, 2020;
●	The date by which the Debtors shall commence solicitation of a Plan of Reorganization is extended to August 26, 2020;
●	The date by which the Bankruptcy Court shall enter an order confirming a Plan of Reorganization is extended to October 1, 2020; and
●	The date by which a Plan of Reorganization must be consummated is extended to October 5, 2020.

The foregoing description of the Amendment does not purport to be a complete description and is qualified in its entirety by reference to the full text of the Amendment, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.

Also on August 6, 2020, pursuant to the terms of the DIP ABL Credit Agreement, the Administrative Agent (as defined in the DIP ABL Credit Agreement) agreed to corresponding extensions of the milestone dates under the DIP ABL Credit Agreement.

Item 6.	Exhibits

Exhibits: The exhibits listed in the below “Exhibit Index” are filed as part of this Quarterly Report.

EXHIBIT INDEX
Reg. S-K Item 601 No.	Document
3.1	Restated Certificate of Incorporation of Libbey Inc. (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

3.2	Amended and Restated By-Laws of Libbey Inc. (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

3.3	Certificate of Incorporation of Libbey Glass Inc. (filed as Exhibit 3.3 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

3.4	Amended and Restated By-Laws of Libbey Glass Inc. (filed as Exhibit 3.4 to Libbey Glass Inc.’s Form S-4 (Reg No. 333-139358) filed December 14, 2006, and incorporated herein by reference).

4.1	Amendment No. 1 to the Senior Secured Term Loan B Credit Facility, dated as of April 9, 2020 (filed as Exhibit 4.1 to Libbey's Quarterly Report on Form 10-Q filed on June 19, 2020, and incorporated herein by reference).

4.2	Amendment No. 2 to the Senior Secured Term Loan B Credit Facility, dated as of April 30, 2020 (filed as Exhibit 4.2 to Libbey's Quarterly Report on Form 10-Q filed on June 19, 2020, and incorporated herein by reference).

4.3	Amendment No. 3 to the Senior Secured Term Loan B Credit Facility, dated as of May 7, 2020 (filed as Exhibit 4.3 to Libbey's Quarterly Report on Form 10-Q filed on June 19, 2020, and incorporated herein by reference).

4.4	Amendment No. 4 to the Senior Secured Term Loan B Credit Facility, dated as of May 15, 2020 (filed as Exhibit 4.4 to Libbey's Quarterly Report on Form 10-Q filed on June 19, 2020, and incorporated herein by reference).

4.5	Amendment No. 5 to the Senior Secured Term Loan B Credit Facility, dated as of May 25, 2020 (filed as Exhibit 4.5 to Libbey's Quarterly Report on Form 10-Q filed on June 19, 2020, and incorporated herein by reference).

4.6	Superpriority Secured Debtor-In-Possession Credit Agreement dated as of June 3, 2020 (filed as Exhibit 4.1 to Libbey's Current Report on Form 8-K filed on June 9, 2020 and incorporated herein by reference).

4.7	Debtor-In-Possession Credit Agreement dated as of June 3, 2020 (filed as Exhibit 4.2 to Libbey's Current Report on Form 8-K filed on June 9, 2020 and incorporated herein by reference).

4.8	Amended and Restated Intercreditor Agreement dated as of June 3, 2020 (filed as Exhibit 4.3 to Libbey's Current Report on Form 8-K filed on June 9, 2020 and incorporated herein by reference).

4.9	Amendment No. 1 to the Debtor-In-Possession Credit Agreement, dated as of June 24, 2020 (filed herein).

4.10	Amendment No. 1 and Joinder to the Amended and Restated Intercreditor Agreement, dated as of June 24, 2020 (filed herein).

10.1	Form of Indemnity Agreement date as of February 23, 2020 (filed as Exhibit 10.23 to Libbey Inc.'s Annual Report on Form 10-K filed on February 27, 2020 and incorporated herein by reference) (as to Patrick Bartels, Jr. and Timothy Pohl).

10.2	Independent Director Agreement dated as of May 12, 2020 (filed as Exhibit 10.2 to Libbey's Quarterly Report on Form 10-Q filed on June 19, 2020, and incorporated herein by reference) (as to Patrick Bartels Jr. and Timothy Pohl).

10.3	Form of Retention Bonus Agreement dated as of May 19, 2020 (filed as Exhibit 10.1 to Libbey Inc.'s Current Report on Form 8-K filed on May 26, 2020 and incorporated herein by reference) (as to Michael Bauer, Juan Amezquita, James Burmeister and Sarah Zibbel).

10.4	Amended and Restated Retention Bonus Agreement dated as of May 31, 2020 (filed as Exhibit 10.1 to Libbey Inc.'s Current Report on Form 8-K filed on June 1, 2020 and incorporated herein by reference) (as to Michael Bauer).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) (filed herein).

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herein).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Libbey Inc.

Date:	August 10, 2020	by:	/s/ Juan Amezquita
Juan Amezquita
Senior Vice President, Chief Financial Officer